Form 10-K
period 2013-12-31
Integrated Inpatient Solutions, Inc.
filed 2014-03-31
CIK 1174672

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

☐ TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission file number:

Integrated Inpatient Solutions, Inc.

_______________________________________________________________________________________________

(Name of Registrant as specified in its charter)

Nevada	65-1011679
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

100 Linton Boulevard, Suite 213-B, Delray Beach, FL 33483

_______________________________________________________________________________________________

(Address of principal executive offices)

561-276-3737

______________________________________________________________________________________________

(Registrant’s telephone number)

Securities registered pursuant to Section 12(b) of the Exchange Act:  None

Securities registered pursuant to Section 12(g) of the Exchange Act:

Common Stock

_______________________________________________________________________________________________

(Title of class)

Table of Contents

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐ No ☒

Indicate by check mark if the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.

Yes ☐ No ☒

Indicate by check mark if the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the  Exchange  Act during the past 12 months (or for such shorter period that the registrant was required to file such reports),  and (2) has been subject to such filing requirements for the past 90 days.     Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☒ No ☐

Indicate by check mark if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☒

Indicate by check mark whether the registrant is a large accelerated filer, a non-accelerated filer, or a smaller reporting company, See the definition of "large accelerated filer," "accelerated filer" and "smaller reporting company in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

The Company’s revenues for the year ended December 31, 2013 were $14,102.

At June 30, 2013, the aggregate market value of the common stock held by non-affiliates of the registrant (based on a closing price of $0.0085 per share was $299,866.10

The number of shares of the registrant's common stock outstanding as of March 21, 2014 was 48,612,365.

Table of Contents	2

Table of Contents	3

 PART I.

Item 1.  DESCRIPTION OF THE BUSINESS

THE COMPANY – background and summary

Overview of the Company and its Prior Strategy

The Company was incorporated in Florida on July 31, 2001. On September 21, 2001, the Company was acquired by Pla.Net.Com, Inc., a Nevada public, non-reporting corporation (“Issuer”). Issuer was considered a shell at the time of the transaction and therefore the acquisition was treated as a reverse merger. Contemporaneously, Issuer changed its name to Inpatient Clinical Solutions, Inc. In April 2012, Issuer changed its name to Integrated Inpatient Solutions, Inc. which survives today as the Company.

From September 2001 until March 19, 2012 we operated as a provider of hospitalist services in the southeastern Florida market. Hospitalist medicine is organized around the admission and care of patients in facilities such as acute care hospitals. During that time we focused on providing, managing and coordinating the care of hospitalized patients. As of March 2012, we provided hospitalist services to a range of health plans, hospital clients, medical groups, and community physicians at 26 acute care hospitals. The Company also provided a non-material level of services at a number of nursing homes in the market.

Effective March 19, 2012 we sold substantially all of our assets relating to our hospitalist business (the “Assets”) pursuant to an Asset Purchase Agreement with InPatient Consultants of Florida, Inc. and Hospitalist Services of Florida, Inc. (collectively, the "Acquirors”). Following consummation of the transaction, and through March 2013 the Company continued providing health care services in the South Florida market. We have completed the process of winding down that aspect of our business.

After the sale of our Assets, Management came to believe that the best opportunity to maximize shareholder value was to explore options in other industries as well as continuing to explore opportunities in the health care industry. Having investigated potential opportunities in various industries, management launched an interior design business.

Our interior design business targets budget minded individuals. The business operates under the trade name Integrated Interior Design. We have already begun generating revenues from providing decorator services, which are billed on hourly and per diem rates. The business will initially operate in South Florida and will expand regionally and nationally. The business provides interior design, interior staging, accompanied shopping, paint color selection, architectural drawing and other services.

Although the Company is not presently conducting operations in the health care industry, it believes there are potential opportunities and continues to explore those. Both Ms. Bloom and Dr. Sharma will be instrumental in evaluating such opportunities.

Our principal executive offices are located at 100 East Linton Boulevard, Suite 213-B, Delray Beach, FL 33483 and our telephone number is 561-276-3737. Our website is http://www.integratedinteriordesigns.com. Information contained on or accessed through our website or any other website does not constitute a part of this prospectus.

Our Current Business

We believe that interior design is a combination of style, good taste, experience and planning. Great interior design is all of these and a proper awareness of the client’s true needs. Budget, timing and the ability to incorporate existing items of meaning to the client makes this process effective towards the client’s ultimate advantage. Once accomplished, the designer can arrive at the client’s dream home environment. There are no perfect solutions in interior design, design is a subjective art that develops dynamically during the process of building a relationship between designer and client.

We strive to provide the finest in interior design ideas and implementation for our clients. Our staff reviews a client’s home and the client’s existing furnishings to redesign the space incorporating them to their best advantage. We are not driven by the need for the client to purchase additional items and believe that often a few simple moves such as relocating a sofa or rehanging artwork will make a significant improvement.

We use the client’s input regarding their favorite interior design styles and integrate their most loved possessions, such as personal photos, their favorite area rug or a piece of furniture they inherited. We believe that interior design is about the client and not about a designer’s desire for commissions.

Table of Contents	4

We offer the following services:

Interior design

Interior staging

Interior decorating

Renovation design and construction assistance

Relocation design and planning

Shopping service

Paint color selection

Builder color out

Window covering design and/or purchasing

Floor covering design and/or purchasing

Artwork hanging

Accessories styling

Architectural drawings and planning

Construction supervision

Contractor selection and supervision

Home theater design and planning

We will work on projects in homes, condo units or commercial spaces. Our consultants can be engaged at any stage of the project to help the client create a beautiful space designed to enhance their daily life.

The process of retaining a new client incorporates an initial consultation at no cost to the client. Following the initial consultation, the design team determines a retainer based on an hourly charge of $150. The typical initial hourly retainer is approximately $450 or 3 hours applicable towards the client’s final billing. Going forward the client is billed at the hourly rate twice monthly. Hourly rates include floor plan drawings, 3D drawings, client meeting to determine products and/or services to be provided, on site meetings with providers (deliveries, installations, sub-contractor meetings, shopping (online or/in store, etc). There is no typical length of contract as each client is unique. A contract can be as short as one meeting or several months or more (at the ongoing rate of $150.) It is notable that there may be instances wherein it is required for an “assistant” be on site, freeing up the principle designer to continue to meet with clients at the hourly rate of $150. In those instances, or where the principle designer is unavailable and/or not required, the assistant will be billed at a rate of $65 per hour.

Each client will be presented a contract tailored to the specifics of their project, varying from a simple half page agreement stating the hourly rate to a more comprehensive document outlining the specifics of the relationship between the client, the designer (the Company) and any and all sub-contractors, suppliers and/or service providers.

We are also building a network of firms that have businesses which complement our own, most recently adding a fully licensed architectural and construction firm. We use these services are an adjunct to our design services and provide specific details as to the specific job and are usually presented in a “project” manner, resulting in more extensive contracts with the client. Fees for these services are add-ons to our services which may or may not be billed through the Company.

In the past several months, the Company has acquired and retained a number of ongoing clients. We have serviced and continue to service both modest and high-end scenarios ranging from a new client in a 10,000 sq. ft. home on the water to furniture placement in a condo.

Research and Development Activities

Other than time spent researching our proposed business we have not spent any funds on research and development activities to date. We do not currently plan to spend any funds on research and development activities in the future.

Compliance with Environmental Laws

We are not aware of any environmental laws that have been enacted, nor are we aware of any such laws being contemplated for the future, that impact issues specific to our business.

Table of Contents	5

Competition

There are few barriers of entry in the interior design business and level of competition is extremely high. The principal competitive factors in our industry are pricing and quality of service. We will be in a market where we compete with many companies and individuals offering similar services. We will be in direct competition with them. Many large companies will be able to provide more favorable services to the potential customers. Many of these companies may have a greater, more established customer base than us. We will likely lose business to such companies. We foresee to continue to face challenges from new market entrants.  We may be unable to continue to compete effectively with these existing or new competitors, which could have a material adverse effect on our financial condition and results of operations.

We have only recently entered the market and have minimal market penetration to date. Many established, well financed entities are currently active in the business of providing services similar to ours.  Nearly all of our competitors have significantly greater financial resources, technical expertise, and managerial capabilities than we do. We are, consequently, at a competitive disadvantage in being able to provide such services and become a successful company in the interior design industry.

Geographic Coverage

We are currently focused on providing interior decorating services in the southeastern Florida area (Miami-Dade County, Broward County and Palm Beach County).

Employees

The Company currently employs two (2) individuals full time: one runs management and operations of the Company and one interior designer. Additionally, the Company employs three individuals on a part time basis: two are responsible for bookkeeping, receivables and coordinating pickups and deliveries with clients and outsourced service providers and one is responsible for exploration and possible development of a service or product in the medical field.

Description Of Property

The Company does not own any real property or any interest in real property and does not invest in real property or have any policies with respect thereto as a part of its operations or otherwise.

The principal business address of the Company is 100 East Linton Boulevard, Suite 213-B, Delray Beach, FL 33483, which we rent under a lease that expires in May 2014. We pay $450 per month for the lease of this office space.

Legal Proceedings

In the ordinary course of the Company’s business in the health care industry, the Company became involved in lawsuits and legal proceedings involving claims of medical malpractice related to medical services provided by the Company’s affiliated physicians. The Company is currently involved in one such matter where the claim could exceed insurance coverage and is awaiting mediation to be scheduled in the matter.

Edra Schwartz  as the Personal Representative of the Estate of Robert A. Schwartz, Deceased, v. Jason Strong, M.D., Aretha Nelson, M.D. and Inpatient Clinical Solutions, Inc.

This matter involves a 66 year old white male who developed a MRSA (methicillin-resistant staphylococcus aureus) infection following a craniotomy to remove a suspected meningioma.  Preoperatively the MRIs were interpreted as revealing a meningioma, but the craniotomy revealed a lymphoma-type tumor. Postoperatively, the patient developed a brain abscess that required drainage.  The case involves multiple Defendants and the Plaintiff’s two basic allegations are:  (1) Failure to properly interpret the brain MRIs preoperatively (this is directed at the radiologist preoperatively); and (2) Failure to diagnose a MRSA infection and brain abscess following the craniotomy on May 6, 2009.  The patient died on September 24, 2009. The suit commenced October 18, 2011 and the case is pending in the circuit court of the 17 Judical Circuit in and for Broward County, FL, Case # 11-10485. The claim is for unspecified monetary damages. The Company is defending this case vigorously and, while the claims for damages have not been quantified, the Company does not believe that a negative decision would have a material impact on the Company.

Table of Contents	6

We are not aware of any other pending or threatened litigation against us that we expect will, individually or in the aggregate, have a material adverse effect on our business, financial condition, liquidity, or operating results. We cannot assure you that we will not be adversely affected in the future by legal proceedings.

Item 1A.  RISK FACTORS

Our business is subject to numerous risks. We caution you that the following important factors, among others, could cause our actual results to differ materially from those expressed in forward-looking statements made by us or on our behalf in filings with the SEC, press releases, communications with investors and oral statements. Any or all of our forward-looking statements in this and in any other public statements we make may turn out to be wrong. They can be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties. Many factors mentioned in the discussion below will be important in determining future results. Consequently, no forward-looking statement can be guaranteed. Actual future results may vary materially from those anticipated in forward-looking statements. We undertake no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any further disclosure we make in our reports filed with the SEC.

RISKS RELATED TO OUR BUSINESS

Finding sources of capital to operate or grow the Company has been difficult.

In the past, the Company has needed to borrow from our two officers to fund operations since other sources of capital were not available to us. It is unclear whether we will be able to find other sources of capital or whether our officers will be willing to continue to provide capital to meet our needs.

We may need to raise additional capital. If we are unable to raise additional capital, our business may fail.

We may need to raise additional capital to provide cash for our operations. Our current working capital is not expected to be sufficient to carry out all of our plans and to fund our operating losses until we are able to generate enough revenues to sustain our business. Uncertainty regarding our ability to generate significant revenues may make it difficult for us to find financing on acceptable terms. If we are unable to obtain adequate funding, we may not be able to successfully develop and market our services and our business will most likely fail. To secure additional financing, we may need to borrow money or sell more securities. Under these circumstances, we may be unable to secure additional financing on favorable terms or at all.

We have changed the focus of our business.

Until relatively recently, our business operations were focused exclusively on the health care industry. Following the sale of the majority of our assets in 2012, management decided to pursue opportunities in the interior design industry. Although we have hired an experienced interior designer, our management team does not have experience in this industry. This inexperience increases the risk that we will not be successful with our current business model.

Our limited operating history in our current industry makes it difficult to evaluate our current business and future prospects.

We have only recently begun operating in the interior design business. Previously we were involved in unrelated businesses. Therefore, we have an extremely limited operating history in executing our current business model. Our lack of operating history makes it difficult to evaluate our current business model and future prospects.

In light of the costs, uncertainties, delays and difficulties frequently encountered by companies in the early stages of development with limited operating history, there is a significant risk that we will not be able to implement or execute our current business plan, or demonstrate that our business plan is sound. If we cannot execute any one of the foregoing or similar matters relating to our operations, our business may fail.

Table of Contents	7

We are dependent on the services of our Chief Executive Officer and the loss of her services would have a material adverse effect on our business.

We are highly dependent on the services of Ozzie Bloom, our Chief Executive Officer. Ms. Bloom maintains responsibility for our overall corporate operational strategy. Ms. Bloom has a strong background in health care management and has supported, grown, marketed and integrated the Company's business plan with hospitals and various entities accessing the inpatient care continuum. The loss of the services of Ms. Bloom would have a material adverse effect upon our business and prospects.

We are an “emerging growth company” under the JOBS Act of 2012 and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our common stock less attractive to investors.

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012 (“JOBS Act”), and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies (other than smaller reporting companies) that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act and reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements. We are also currently able to take advantage of these exemptions as a smaller reporting company. In addition, emerging growth companies are entitled to take advantage of exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. By comparison, smaller reporting companies (unless they are also emerging growth companies) are subject to the requirements of holding nonbinding advisory votes on executive compensation, and shareholder approval of any golden parachute payments not previously approved. We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

Furthermore, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We are choosing to take advantage of the extended transition period for complying with new or revised accounting standards. As a result, our financial statements may not be comparable to those of companies that comply with public company effective dates.

We will remain an “emerging growth company” for up to five years, although we will lose that status sooner if our revenues exceed $1 billion, if we issue more than $1 billion in non-convertible debt in a three year period, or if the market value of our common stock that is held by non-affiliates exceeds $700 million as of any June 30.

Our status as an “emerging growth company” under the JOBS Act of 2012 may make it more difficult to raise capital as and when we need it.

Because of the exemptions from various reporting requirements provided to us as an “emerging growth company” and because we will have an extended transition period for complying with new or revised financial accounting standards, we may be less attractive to investors and it may be difficult for us to raise additional capital as and when we need it. Investors may be unable to compare our business with other companies in our industry if they believe that our financial accounting is not as transparent as other companies in our industry. If we are unable to raise additional capital as and when we need it, our financial condition and results of operations may be materially and adversely affected.

Both of our Directors are also officers of the Company and have the ability to set their own compensation.

Because our only directors are also officers of the Company, we do not have any disinterested director who can determine the appropriate amount of compensation for our officers. Additionally, our officers do not have employment contracts or any other agreement in place regarding their compensation. Accordingly, there is a risk that the directors will approve compensation for themselves that may be considered excessive.

Table of Contents	8

Our executive officers are not subject to supervision or review by an independent board or audit committee.

Our board of directors consists of Osnah Bloom and Hina Sharma M.D., our executive officers. Accordingly, we do not have any independent directors. Also we do not have an independent audit or compensation committee. As a result, the activities of our executive officers are not subject to the review and scrutiny of an independent board of directors or an audit or compensation committee.

The interior design industry might be affected by general economic decline and this could adversely affect our operating results and could lead to lower revenues than expected.

The interior design industry might be affected by general economic decline. Any downturn or delay in growth of the housing market may materially and detrimentally affect this offering or the results of our operations. We expect that this could also lead to lower revenues than expected in which case the value of your shares would likely decline and your ability to sell the shares at any price may be impacted.

Risks related to our Common Stock.

Our stock trades at low prices per share and trades on the OTCQB, which provides limited liquidity and significant volatility.

Since February 12, 2014 our Common Stock has been quoted on the OTC Market Group’s OTCQB electronic quotation system (the “OTCQB”). Although this ostensibly qualifies the Company as publicly trading, minimal actual trading occurs. For years our common stock was only quoted on OTC Pink and investors may have found it difficult to obtain accurate quotations of our common stock and may have experienced a lack of buyers to purchase such stock or a lack of market makers to support the stock price.  We believe that while these issues have diminished, they continue to exist as, due to our trading price, our Common Stock is referred to as a "penny stock" and is subject to various regulations involving certain disclosures that must be given to prospective buyers prior to their purchase of any penny stocks. These disclosures require purchasers to acknowledge they understand the risk associated with buying penny stocks and that they can absorb the entire loss of their investment. Accordingly, it is commonly believed that being a penny stock limits the liquidity of our common stock and the coverage of our stock by analysts.  The OTCQB generally provides less liquidity than stock exchanges like NYSE or Nasdaq.  Stocks trading on the OTC markets may be very thinly traded and highly volatile.  Therefore, holders of the Company’s common stock may be unable to sell their shares at any price, whether or not such shares have been registered for resale.  A public trading market having the desired characteristics of depth, liquidity and orderliness depends on the presence in the marketplace of willing buyers and sellers of our common shares at any given time.  This presence depends on the individual decisions of investors and general economic and market conditions over which we have no control.  Given the lower trading volume of our common shares, significant sales of our common shares, or the expectation of these sales, could cause our share price to fall.

There may be a limited public market for our securities; we presently fail to qualify for listing on any national securities exchanges.

Our common stock currently does not meet all of the requirements for initial listing on a national securities exchange. Specifically, the bid price of our common stock is less than the minimum bid price required to obtain a listing. Trading in our common stock continues to be conducted in the over-the-counter market. As a result, an investor may find it difficult to dispose of or to obtain accurate quotations as to the market value of our common stock, and our common stock may be less attractive for margin loans, for investment by larger financial institutions, as consideration in possible future acquisition transactions or other purposes.

Our stock price will likely be highly volatile, which may negatively affect our ability to obtain additional financing in the future.

The market price of our common stock is likely to be highly volatile due to the risks and uncertainties described in this risk factors section, as well as other factors, and could be subject to wide fluctuations in response to various factors. Some of the factors that may cause the market price of our common stock to fluctuate include:

Table of Contents	9

•	conditions and publicity regarding the industry in which we operate, as well as the specific areas our product candidates seek to address;
•	fluctuations in our quarterly financial results or the quarterly financial results of companies perceived to be similar to us;
•	competition in our industry;
•	price and volume fluctuations in the stock market at large that are unrelated to our operating performance;
•	changes in estimates of our financial results or recommendations by securities analysts;
•	failure of our services to achieve or maintain market acceptance;
•	changes in market valuations of similar companies;
•	significant products, contracts, acquisitions or strategic alliances of our competitors;
•	success of competing products or services;
•	changes in our capital structure, such as future issuances of securities or the incurrence of additional debt;
•	regulatory developments in the United States or foreign countries;
•	litigation involving our company, our general industry or both;
•	additions or departures of key personnel;
•	investors’ general perception of us; and
•	changes in general economic, industry and market conditions.

As a result of this volatility, an investment in our stock is subject to substantial risk. Furthermore, the volatility of our stock price could negatively impact our ability to raise capital in the future.

We do not currently intend to pay dividends on our common stock and, consequently, the ability to achieve a return on an investment in our common stock will depend on appreciation in the price of our common stock.

We do not expect to pay cash dividends on our common stock. Any future dividend payments are within the absolute discretion of our Board of Directors and will depend on, among other things, our results of operations, working capital requirements, capital expenditure requirements, financial condition, contractual restrictions, business opportunities, anticipated cash needs, provisions of applicable law and other factors that our Board of Directors may deem relevant. We may not generate sufficient cash from operations in the future to pay dividends on our common stock. As a result, the success of an investment in our common stock will depend on future appreciation in its value. The price of our common stock may not appreciate in value or even maintain the price at which you purchased our shares.

You may experience dilution of your ownership interests due to the future issuance of additional shares of our common stock.

As of the date of filing of this Annual Report, we have 48,612,365 shares of our common stock issued and outstanding. We are authorized to issue up to 100,000,000 shares of common stock and 10,000,000 shares of preferred stock. We also have outstanding a total of 250,000 shares of Preferred Stock, which are convertible into 2,500,000 shares of our common stock at the election of the holder. The outstanding Preferred Stock provides no preferential rights to its holder. We may also issue additional shares of our common stock or other securities that are convertible into or exercisable for common stock in connection with the hiring of personnel, future acquisitions, future private placements of our securities for capital raising purposes or for other business purposes. Future sales of substantial amounts of our common stock, or the perception that sales could occur, could have a material adverse effect on the price of our common stock. If we need to raise additional capital to expand or continue operations, it may be necessary for us to issue additional equity or convertible debt securities. If we issue equity or convertible debt securities, the net tangible book value per share may decrease, the percentage ownership of our current stockholders may be diluted and such equity securities may have rights, preferences or privileges senior or more advantageous to our common stockholders.

Our common stock is considered to be a "Penny Stock."

We anticipate that our common stock will continue to be a low-priced security, or a “penny stock” as defined under rules promulgated under the Exchange Act. A stock is a "penny stock" if it meets one or more of the definitions in Rules 15g-2 through 15g-6 promulgated under Section 15(g) of the Exchange Act. These include but are not limited to the following: (i) the stock trades at a price less than $5.00 per share; (ii) it is not traded on a "recognized" national exchange; (iii) it is not quoted on The NASDAQ Stock Market, or even if so, has a price less than $5.00 per share; or (iv) is issued by a company with net tangible assets less than $2.0 million, if in business more than a continuous three years, or with average revenues of less than $6.0 million for the past three years. The principal result or effect of being designated a "penny stock" is that securities broker-dealers cannot recommend the stock but must trade in it on an unsolicited basis.

Table of Contents	10

In accordance with these rules, broker-dealers participating in transactions in low-priced securities must first deliver a risk disclosure document which describes the risks associated with such stocks, the broker-dealer’s duties in selling the stock, the customer’s rights and remedies and certain market and other information. Furthermore, the broker-dealer must make a suitability determination approving the customer for low-priced stock transactions based on the customer’s financial situation, investment experience and objectives. Broker-dealers must also disclose these restrictions in writing to the customer, obtain specific written consent from the customer, and provide monthly account statements to the customer. The effect of these restrictions probably decreases the willingness of broker-dealers to make a market in our common stock, decreases liquidity of our common stock and increases transaction costs for sales and purchases of our common stock as compared to other securities.

Broker-dealer requirements may affect trading and liquidity.

Section 15(g) of the Securities Exchange Act of 1934, as amended, and Rule 15g-2 promulgated there under by the SEC require broker-dealers dealing in penny stocks to provide potential investors with a document disclosing the risks of penny stocks and to obtain a manually signed and dated written receipt of the document before effectuating any transaction in a penny stock for the investor's account. Moreover, Rule 15g-9 requires broker-dealers in penny stocks to approve the account of any investor for transactions in such stocks before selling any penny stock to that investor. This procedure requires the broker-dealer to (i) obtain from the investor information concerning his or her financial situation, investment experience and investment objectives; (ii) reasonably determine, based on that information, that transactions in penny stocks are suitable for the investor and that the investor has sufficient knowledge and experience as to be reasonably capable of evaluating the risks of penny stock transactions; (iii) provide the investor with a written statement setting forth the basis on which the broker-dealer made the determination in (ii) above; and (iv) receive a signed and dated copy of such statement from the investor, confirming that it accurately reflects the investor's financial situation, investment experience and investment objectives. Compliance with these requirements may make it more difficult for holders of our common stock to resell their shares to third parties or to otherwise dispose of them in the market or otherwise.

Shares eligible for future sale may adversely affect the market price of our common stock, as the future sale of a substantial amount of our restricted stock in the public marketplace could reduce the price of our common stock.

From time to time, certain of our stockholders may be eligible to sell their shares of common stock by means of ordinary brokerage transactions in the open market pursuant to Rule 144 of the Securities Act of 1933, as amended, subject to certain compliance requirements. In general, under Rule 144, unaffiliated stockholders (or stockholders whose shares are aggregated) who have satisfied a six month holding period may sell shares of our common stock, so long as we have filed all required reports under Section 13 or 15(d) of the Exchange Act during the applicable period preceding such sale. Generally, once a period of six months has elapsed since the date the common stock was acquired from us or from an affiliate of ours, unaffiliated stockholders can freely sell shares of our common stock so long as the requisite conditions of Rule 144 and other applicable rules have been satisfied. Also generally, twelve months after acquiring shares from us or an affiliate, unaffiliated stockholders can freely sell their shares without any restriction or requirement that we are current in our SEC filings. Any substantial sales of common stock pursuant to Rule 144 may have an adverse effect on the market price of our common stock.

Failure to Achieve and Maintain Internal Controls in Accordance with Sections 302 and 404(a) of the Sarbanes-Oxley Act of 2002 Could Have A Material Adverse Effect on Our Business and Stock Price.

If we fail to maintain adequate internal controls or fail to implement required new or improved controls, as such control standards are modified, supplemented or amended from time to time, we may not be able to assert that we can conclude on an ongoing basis that we have effective internal controls over financial reporting. Effective internal controls are necessary for us to produce reliable financial reports and are important in the prevention of financial fraud. If we cannot produce reliable financial reports or prevent fraud, our business and operating results could be harmed, investors could lose confidence in our reported financial information, and there could be a material adverse effect on our stock price.

Our shares may never be quoted on the OTC Bulletin Board or listed on an exchange.

We intend to seek the quotation of our shares of common stock on the OTC Bulletin Board or to have them listed on an exchange. We believe that doing so will bring greater liquidity to our shareholders. If our shares of common stock are not approved for quotation on the OTC Bulletin Board or listed on an exchange, the terms of this registration statement require that any shares of common stock sold pursuant to the registration statement be sold at a fixed price of $0.009 per share. At such time as shares of our common stock are eligible for trading pursuant to an exemption from registration such as Rule 144, such shares would be eligible to be sold at prices other than $0.009 per share whether or not our common stock is quoted on the OTC Bulletin Board or listed on an exchange. There is no guarantee that our shares will ever be quoted on the OTC Bulletin Board or listed on any exchange.

Table of Contents	11

Item 2.  DESCRIPTION OF PROPERTIES

The Company does not own any real property or any interest in real property and does not invest in real property or have any policies with respect thereto as a part of its operations or otherwise.

The principal business address of the Company is 100 East Linton Boulevard, Suite 213-B, Delray Beach, FL 33483, which we rent under a lease that expires in May 2014. We pay $450 per month for the lease of this office space.

Item 3.  LEGAL PROCEEDINGS

In the ordinary course of the Company’s business in the health care industry, the Company became involved in lawsuits and legal proceedings involving claims of medical malpractice related to medical services provided by the Company’s affiliated physicians. The Company is currently involved in one such matter where the claim could exceed insurance coverage and is awaiting mediation to be scheduled in the matter.

Edra Schwartz  as the Personal Representative of the Estate of Robert A. Schwartz, Deceased, v. Jason Strong, M.D., Aretha Nelson, M.D. and Inpatient Clinical Solutions, Inc.

This matter involves a 66 year old white male who developed a MRSA (methicillin-resistant staphylococcus aureus) infection following a craniotomy to remove a suspected meningioma.  Preoperatively the MRIs were interpreted as revealing a meningioma, but the craniotomy revealed a lymphoma-type tumor. Postoperatively, the patient developed a brain abscess that required drainage.  The case involves multiple Defendants and the Plaintiff’s two basic allegations are:  (1) Failure to properly interpret the brain MRIs preoperatively (this is directed at the radiologist preoperatively); and (2) Failure to diagnose a MRSA infection and brain abscess following the craniotomy on May 6, 2009.  The patient died on September 24, 2009. The suit commenced October 18, 2011 and the case is pending in the circuit court of the 17 Judical Circuit in and for Broward County, FL, Case # 11-10485. The claim is for unspecified monetary damages. The Company is defending this case vigorously and, while the claims for damages have not been quantified, the Company does not believe that a negative decision would have a material impact on the Company.

We are not aware of any other pending or threatened litigation against us that we expect will, individually or in the aggregate, have a material adverse effect on our business, financial condition, liquidity, or operating results. We cannot assure you that we will not be adversely affected in the future by legal proceedings.

Item 4.  N/A

Table of Contents	12

PART II.

Item 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Until February 12, 2014 the Company’s common stock was quoted on the OTC: Pink market. Effective February 12, 2014 our stock began being quoted on the OTCQB.

The market for our common stock is limited, volatile and sporadic.  The following table sets forth the range of high and low bid quotations for our common stock for each of the periods indicated as reported by the OTC: Pink.  Where such information is not available, the high and low closing bid quotations as reported by the OTC: Pink has been provided.  The quotations below reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

2013

January 1, 2013 – March 31, 2013: $0.0099 - $0.004

April 1, 2013 – June 30, 2013: $0.0085 - $0.0036

July 1, 2013 – September 30, 2013: $0.0085 - $0.0036

October 1, 2013 – December 31, 2013: $0.0043 - $0.008

2012

January 1, 2012 – March 31, 2012: $0.04 - $0.011

April 1, 2012 – June 30, 2012: $0.0292 - $0.006

July 1, 2012 – September 30, 2012: $0.012 - $0.007

October 1, 2012 – December 31, 2012: $0.01 - $0.0021

Market Information

Our common stock is currently quoted on the OTCQB. We also hope to have our common stock included for quotation on the Over the Counter Bulletin Board. There can be no assurance that a market maker will agree to file the necessary documents with FINRA, which operates the OTC Electronic Bulletin Board, nor can there be any assurance that such an application for quotation will be approved.

Holders

As of the date of this report there are 48,612,365 shares of common stock issued and outstanding.

As of March 21, 2014 there are 349 holders of record of our common stock.

Dividend Policy

Other than with regard to the distribution made to our shareholders in connection with the sale of our Hospitalist assets. We have not paid any dividends to the holders of our common stock and we do not expect to pay any such dividends in the foreseeable future as we expect to retain our future earnings for use in the operation and expansion of our business.

Securities Authorized for Issuance Under Equity Compensation Plans

At the present time, we have no securities authorized for issuance under equity compensation plans.

Issuer Purchases of Equity Securities

The Company did not repurchase any shares during the fiscal year ended December 31, 2013.

Table of Contents	13

Item 6.  SELECTED FINANCIAL DATA.

Not Required of Smaller Reporting Companies.

Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION AND PLAN OF OPERATION

The following discussion and analysis by our management of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the accompanying notes included in this annual report.

Cautionary Statement Regarding Forward-Looking Statements

This report may contain forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act, and we intend that such forward-looking statements be subject to the safe harbors created thereby. These forward-looking statements are based on our management’s beliefs and assumptions and on information currently available to our management. Any such forward-looking statements would be contained principally in “Management’s Discussion and Analysis or Plan of Operations” and “Risk Factors.” Forward-looking statements include information concerning our possible or assumed future results of operations, business strategies, financing plans, competitive position, industry environment, potential growth opportunities and the effects of regulation. Forward-looking statements include all statements that are not historical facts and can be identified by terms such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “hopes,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “should,” “will,” “would” or similar expressions.

Forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. We discuss many of these risks in greater detail in “Risk Factors.” Given these uncertainties, you should not place undue reliance on these forward-looking statements. Also, forward-looking statements represent our management’s beliefs and assumptions only as of the date of this report. You should read this report and the documents that we reference in this report and have filed as exhibits to the report completely and with the understanding that our actual future results may be materially different from what we expect. Except as required by law, we assume no obligation to update these forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future.

Overview

In Spring 2013 we ceased operating in the health care industry and launched an interior design business targeting budget minded individuals. The business operates under the trade name Integrated Interior Design. We have already begun generating revenues from providing decorator services, which are billed on hourly and per diem rates. The business will initially operate in South Florida and will expand regionally and nationally. The business provides interior design, interior staging, accompanied shopping, paint color selection, architectural drawing and other services.

Our internet site, www.IntegratedInteriorDesigns.com officially launched on June 1, 2013.

Critical Accounting Policies

Accounts Receivable

The Company had substantially no accounts receivable from customers at December 31, 2013. At December 31, 2012 accounts receivable was $137,471.

The determination of contractual and bad debt allowances constitutes a significant estimate. Accounts receivable represent amounts due from third-party payors, including government sponsored Medicare and Medicaid programs, insurance companies and patients for medical services provided. Accounts receivable are recorded and stated at the amount expected to be collected and have been adjusted to reflect the differences between charges and the estimated reimbursable amounts.

Table of Contents	14

Accounts receivable balances as of December 31, 2013 and December 31, 2012 were as follows:

	2013	2012
Accounts Receivable	$—	$1,074,528
Less Contractual Allowances and
Allowances for Doubtful Accounts	—	(937,057)
	$—	$137,471

Revenue Recognition

Interior Design - The Company follows ASC 605-10-S99-1 of the FASB Accounting Standards Codification for revenue recognition. The Company recognizes revenue when it is realized or realizable and earned. The Company considers revenue realized or realizable and earned when it has persuasive evidence of an arrangement that the services have been rendered to the customer, the sales price is fixed or determinable, and collectability is reasonably assured.

Hospitalist/Intensivist - Revenue consists primarily of net patient service revenues that are recorded based upon established billing rates less allowances for contractual adjustments. Revenues are recorded during the period the healthcare services are provided, based upon the estimated amounts due from the patients and third party payors, including federal and state agencies (under the Medicare and Medicaid programs), managed care health plans and commercial insurance companies. Estimates of contractual allowances under third-party payor arrangements are based upon the payment terms specified in the related contractual agreements. Third-party payor contractual payment terms are generally based upon predetermined rates per diagnosis, per diem rates, or discounted fee-for-service rates.

The Company derives significant portions of its revenues from third party insurers and accordingly receives discounts from standard charges. The Company must estimate the total amount of these discounts to prepare its financial statements. The various managed care contracts under which these discounts must be calculated are complex and are subject to interpretation and adjustment. These interpretations sometimes result in payments that differ from the Company’s estimates. Additionally, updated regulations and contract renegotiations occur frequently, necessitating regular review and assessment of the estimation process by management. Changes in estimates related to the allowance for contractual discounts affect revenues reported in the Company’s statement of operations in the period of the change.

The Medicare and Medicaid reimbursing entities (“Entities”) provide a substantial portion of the Company revenues. These Entities are subject to numerous laws and regulations of federal, state and local governments, including but not limited to matters such as licensure, accreditation, participation requirements, reimbursement formulas and fraud and abuse. Compliance with standards and other regulations can be subject to future government review and interpretation.

Income Taxes

The Company follows Section 740-10-30 of the FASB Accounting Standards Codification, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns.  Under this method, deferred tax assets and liabilities are based on the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.  Deferred tax assets are reduced by a valuation allowance to the extent management concludes it is more likely than not that the assets will not be realized.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the Statements of Operations in the period that includes the enactment date.

The Company adopted section 740-10-25 of the FASB Accounting Standards Codification (“Section 740-10-25”). Section 740-10-25 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements.  Under Section 740-10-25, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The Company had no material adjustments to its liabilities for unrecognized income tax benefits according to the provisions of Section 740-10-25.

Table of Contents	15

Liquidity and Capital Resources

As of December 31, 2013, we had total current assets of $660,310, consisting of $538,633 in Cash and $121,677 in Refundable Income Taxes. We had total current liabilities as of December 31, 2013 of $170,786.

We believe that we have sufficient capital to cover all anticipated operations during the next twelve months: cash on hand was $538,633 as of December 31, 2013. Additionally, we have already begun generating revenue from our interior design services. We believe that these amounts are adequate to fund the company’s current projected capital requirements for at least twelve months. We do not presently have any material commitments for capital expenditures.

The Company does not expect to purchase any plant or significant equipment over the next 12 months.

We do not have any formal commitments or arrangements for the sales of stock or the advancement or loan of funds at this time. If we need to raise additional capital, there can be no assurance that such additional financing will be available to us on acceptable terms, or at all. If we are unsuccessful at raising sufficient capital to fund our operations, for whatever reason, we may be forced to seek opportunities outside of our new corporate focus or to seek a buyer for our business or another entity with which we could partner. Ultimately, if all of these alternatives fail, we may be required to cease operations and seek protection from creditors under applicable bankruptcy laws.

Results of Operations for the Years Ended December 31, 2013 and 2012

All income that was generated during the year ended December 31, 2012 was generated from operations that have now been either sold or discontinued. We generated no revenue during such period from our current business operations, which have only recently commenced.

During the year ended December 31, 2013 we generated revenue of $14,102 compared to no revenue in the year ended December 31, 2012 from our current operations.

All operating expenses during both periods consisted of General and Administrative expenses, which totaled $458,401 during the year ended December 31, 2013 which increased from $100,877 during the year ended December 31, 2012. During the year ended December 31, 2013 we suffered a loss from discontinued operations of $654,600 vs income from discontinued operations of $2,728,215 during the year ended December 31, 2012. In total, we incurred a net loss during the year ended December 31, 2013 of $1,076,758 as opposed to achieving net income of $2,658,917 during the year ended December 31, 2012. Our entire business changed dramatically in 2012 when we sold all assets and operations relating to our Hospitalist business and the above described changes from the prior year are all a result of this change.

Off Balance Sheet Arrangements

As of December 31, 2013, there were no off balance sheet arrangements.

Recent Accounting Pronouncements

We do not expect the adoption of any recent accounting pronouncements to have a material effect on our financial statements.

Item 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

Not Required of Smaller Reporting Companies.

Item 8.  FINANCIAL STATEMENTS

The Financial Statements are included with this report commencing on page F-1.

Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Table of Contents	16

Item 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this annual report on Form 10-K, an evaluation was carried out by our management, with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act")) as of December 31, 2013. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures.

Based on that evaluation, our management concluded, as of the end of the period covered by this report, that our disclosure controls and procedures were effective in recording, processing, summarizing, and reporting information required to be disclosed, within the time periods specified in the SEC's rules and forms.

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is a process, under the supervision of the Chief Executive Officer and the Chief Financial Officer, designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external purposes in accordance with United States generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;
•	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of the financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of management and the Board of Directors; and
•	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

Our management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").

Based on our assessment we have concluded that, as of December 31, 2013, our internal controls over financial reporting were effective based on those criteria outlined under the Securities Exchange Act.  Our Chief Executive Officer  and Chief Financial Officer, the (“Certifying Officers”) have evaluated the effectiveness of our disclosure controls and the timeliness of our regulatory filings  and believe that our disclosure controls and procedures were effective based on the required evaluation as of the date of this Report.

There have been no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation, except for the corrective actions taken with regard to the material weaknesses noted above.

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. We were not required to have, nor have we, engaged our independent registered public accounting firm to perform an audit of internal control over financial reporting pursuant to the rules of the Securities and Exchange Commission that permit us to provide only management's report in this annual report.

Item 9B.  OTHER INFORMATION

None.

Table of Contents	17

PART III.

Item 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The following table presents information with respect to our officers, directors and significant employees as of the date of this Registration Statement.

NAME	AGE	POSITION

Osnah Bloom	64	Chief Executive Officer and Chief Financial Officer and Director

Hina Sharma, M.D.	44	Chief Medical Officer and Director

Osnah “Ozzie” Bloom - C.E.O., C.F.O. and Director

Ms. Bloom, the Chief Executive Officer of the Company since inception in 2001, brought a strong background in health care management in the south Florida area to her leadership role. Ms. Bloom has over 35 years of management experience in the healthcare industry. Her career included owning and managing Automated Instruments, Inc. where she introduced the original surgical stapling instruments to the South Florida market. Automated Instruments went from start-up to the largest distributor for U.S. Surgical in the United States in less than three years. Ms. Bloom was also Vice President of network and product development with United HealthCare, Director of Provider Operations for Prudential Health Care as well as Vice President of Holy Cross Health Partners/Executive Director of Managed Care.

Ms. Bloom brought these experiences and qualifications to Inpatient where she supported, grew, marketed, and integrated the Inpatient Clinical Solutions business plan with hospitals and various entities accessing the inpatient care continuum.

Additionally, in December 2011, Ms. Bloom began providing consulting services on business operations to an interior design services company. During such time she became familiar with providers, clients and the overall interior design business concept as well as the financial implications of the design business. Ms. Bloom had initially gained knowledge regarding the interior design industry and business during the years in which she was married to Mr. William Bloom, who worked in the industry throughout their marriage. These experiences led her to recognize opportunities in this area which the Company is now pursuing.

Hina N. Sharma, M.D. - C.M.O and Director

Dr. Sharma has served as Chief Medical Officer of the Company since inception in 2001, directing over 40 physicians practicing hospitalist medicine in hospitals in the South Florida market. Dr. Sharma received her undergraduate and medical degree from the University of Tennessee and is certified in Internal Medicine and Board eligible in pediatrics, having completed her residency program at the University of Miami/Jackson Memorial hospital in Internal Medicine/Pediatrics.

Dr. Sharma is primarily responsible for exploring potential new opportunities for the company in the health care industry.

Employment Agreements:

The Company has not entered into any employment agreements.

Board of Directors’ Compensation

Directors of the Company do not receive cash compensation for their services at this time, but will be reimbursed for reasonable travel expenses incurred while attending Board meetings. The Board of Directors and the Company’s management may elect to compensate its participants for consulting services in the future.

Table of Contents	18

Term of Office

All of our directors are appointed for a one-year term to hold office until the next annual meeting of stockholders and until their successors are elected and qualified, or until their earlier death, retirement, resignation or removal. Executive officers serve at the discretion of the Board of Directors, and are elected or appointed to serve until the next Board of Directors meeting following the annual meeting of stockholders. Our executive officers are appointed by our Board of Directors and hold office until removed by the Board.

Significant Employees

William A. (Bill) Bloom - Designer.

Mr. Bloom, age 61, is a long-time resident of South Florida and has served as our Designer since the Company created this division. He has had a hand in the creation and development of several important business concepts as both a Design professional and businessman. From October 2011 until starting with the Company in May 2013 Mr. Bloom served as the Senior Interior Designer/Interior Architectural Designer for Sklar Furnishings. From July 2009 to October 2011 Mr. Bloom served as the VP of Internet Sales and Staging Coordinator for Automtive.com and from April 2006 through June 2009 he served as an independent design consultant, providing such services as interior design, renderings, CAD and 3D drafting and design, installation and supervision. Mr. Bloom’s background includes having conceptualized and implemented the creation of 39 East, Inc., the first and largest independent contemporary wholesale furniture design showrooms in Miami where he was instrumental in cementing the world renowned reputation of the Miami Design District. Mr. Bloom also served as the Vice President, Architecture & Interiors Division for Post Buckley, Shuh & Jernigan; the largest engineering/architectural design firm in Florida. Additionally, Mr. Bloom served as the Vice President of Architecture/Design for Carole Korn Interiors, adding his business and design experience to their large staff which catered to an exclusive clientele. Mr. Bloom served as the Vice President of Remi Developers, a boutique high end residential development and construction firm in Lighthouse Point and he designed and developed the first ultra-high end, completely “Green” and “Environmentally Aware” Modular home in conjunction with the largest modular home manufacturer in the US. He was also a partner with The Amstell Group, Inc. which worked on the conceptualization, land acquisitions, financial/market study capabilities and continued development of several international projects along with arrangements for in-house financing. Mr. Bloom was formerly the husband of Osnah Bloom, our CEO, CFO and Chairman of the Board of Directors. Mr. and Ms. Bloom divorced in 2006.

Family Relationships

There are no family relationships between or among the directors, executive officers or persons nominated or chosen by us to become directors or executive officers. Ms. Osnah Bloom, our CEO and Mr. William Bloom were previously married but have been divorced since 2006.

Involvement in Certain Legal Proceedings

To the best of our knowledge, during the past ten years, none of the following occurred with respect to a present director, person nominated to become director, executive officer, or control person: (1) any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (2) any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) being subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his or her involvement in any type of business, securities or banking activities; and (4) being found by a court of competent jurisdiction (in a civil action), the SEC or the Commodities Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

Directors’ Remuneration

Neither of our directors have received any compensation for serving as such.

Table of Contents	19

Audit Committee

Our Board of Director has not yet established an Audit Committee. Instead, the two members of our Board of Directors,  Osnah Bloom and Dr. Hina Sharma, act as an "Audit Committee" for the purposes of Section 3(a) (58) of the Securities Exchange Act of 1934.  Neither Ms. Bloom nor Dr. Sharma is an "audit committee financial expert" as defined by Item 401(e) of Regulation S-B under the Securities Exchange Act of 1934, and neither is "independent" as that term is defined in the rules of the NASDAQ stock market.

In addition, our board of directors has determined that neither Ms. Bloom nor Dr. Sharma is financially sophisticated as defined by the SEC rules and our audit committee charter.

Ms Bloom and Dr. Sharma will  recommend the selection of independent public accountants, review the scope of approach to audit work, meet with and review the activities  of our internal accountants and the independent public accountants, make recommendations to management or to the Board of Directors as to any changes to such practices and procedures deemed necessary from time to time to comply with applicable auditing rules, regulations and practices, and review all Form 10-K Annual and 10-Q interim reports.

Code of Ethics and Standards of Conduct

We have not yet adopted a code of business conduct and ethics applicable to our directors, officers, and employees (including our principal executive officers, principal financial officer and principal accounting officer).  When we adopt a Code of Ethics and Standards of Conduct we will make it available on our website and file it with the Securities and Exchange Commission.  In the event that we amend or waive any of the provisions of the Code of Ethics and Standards of Conduct applicable to our principal executive officer, principal financial officer, or principal accounting officer, we intend to disclose the same on our website and will disclose the same by filing a Form 8-K with the Securities and Exchange Commission.

Section 16(a) Beneficial Ownership Reporting Compliance

We are not aware of any director, officer or beneficial owner of more than ten percent of our Common Stock that, during the fiscal year 2013 or for the fiscal year 2012, failed to file on a timely basis reports required by Section 16(a) of the Securities Exchange Act of 1934.

Item 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The table below summarizes the compensation paid by the Company to the CEO and other named executive officer and individuals for the fiscal years ended December 31, 2013, December 31, 2012 and December 31, 2011.

Name and principal position	Year	Salary ($)	Bonus ($)	Option awards ($)	All other compensation ($)	Total ($)

Osnah Bloom, CEO	2013	$162,000	$0	$0	$0	$162,000
	2012	$304,795	$293,445	$0	$0	$598,240
	2011	$243,650	$0	$0	$0	$243,650

Hina Sharma, MD, CMO	2013	$88,041	$0	$0	$0	$88,041
	2012	$320,152	$291,758	$0	$0	$611,910
	2011	$309,540	$0	$0	$0	$309,540

Madeline Vilme, MD	2011	$214,000				$214,000

Samuel Charvit, MD	2011	$183,000				$183,000

Shreedar Chintala, MD	2012	$396,000				$396,000

Philip Stern, MD	2012	$379,000				$379,000

Table of Contents	20

The bonuses paid to Ms. Bloom and Dr. Sharma in 2012 were paid as a result of the consummation of the transaction in which the Company’s assets relating to its hospitalist business were transferred pursuant to the Asset Purchase Agreement and included a net payment of $200,000 to each (which was grossed up to the amounts shown above to include taxes paid by the Company) for personal goodwill sold.

Director Compensation

Since inception no compensation has been paid to the directors.

Employment Agreements

The Company has not entered into any Employment Agreements.

Outstanding Equity Awards at Fiscal Year-End

The Company has not paid any stock, options or other equity awards to any officer, director or employee to date.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

The following table sets forth the number of shares of common stock beneficially owned as of March 24, 2014 by (i) those persons or groups known to us to beneficially own more than 5% of our common stock; (ii) each director; (iii) each executive officer; and (iv) all directors and executive officers as a group. Except as indicated below, each of the stockholders listed below possesses sole voting and investment power with respect to their shares. The percentage of ownership set forth below reflects each holder’s ownership interest in the 48,612,365 shares of Integrated’s common stock issued and outstanding as of March 24, 2014.

Name and Address of Beneficial Owner	Amount of Beneficial Ownership	Percent Owned

Ozzie Bloom, CEO and Director	6,667,000	13.71%
c/o Integrated Inpatient Solutions, Inc.
100 East Linton Blvd, Suite 213-B
Delray Beach, Florida 33483

Hina Sharma, MD, CMO and Director	6,667,000	13.71%
c/o Integrated Inpatient Solutions, Inc
100 East Linton Blvd, Suite 213-B
Delray Beach, Florida 33483

Christain Le, MD	3,333,500	6.86%
19830 NW 2nd Ave.
Pembroke Pines, FL 33029

Marla Laufer, MD	3,333,500	6.86%
19830 NW 2nd Ave.
Pembroke Pines, FL 33029

KIS, Inc.	2,500,000	5.14%
c/o Margarete B. Hemedinger
119 Greystone Drive
Dayton, TN 37321

All Directors and Officers as a Group (2 Persons)	13,334,000	27.43%

Table of Contents	21

Changes in Control

At the present time, there are no arrangements known to the Company, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change in control of the Company.

STOCK OPTION PLAN INFORMATION

The Company does not currently have a stock option plan.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS, AND DIRECTOR INDEPENDENCE

During 2011, both officers provided services to the Company while deferring compensation which was unpaid until after the sale of the majority of our assets in March 2012 (the “Asset Sale”). These same officers also made loans to the Company during 2011 and 2012. Additionally, Ozzie Bloom was not paid compensation for a 6 week period during September and October 2011. Unpaid compensation during that period amounted to $40,625. Hina Sharma, MD was not paid compensation for the same 6 week period. In addition, Dr. Sharma provided coverage at Memorial and Bethesda Hospitals every other week during the months of November and December and was not paid for these services. Unpaid compensation payable to Dr. Sharma amounted to $97,390. The unpaid salaries payable to Ozzie Bloom and Hina Sharma amounted to $138,015 in total during 2011. In addition, Ozzie Bloom and Hina Sharma made advances of $7,000 and $0 respectively to the Company during 2012 and $28,000 and $25,000 respectively to the Company during 2011. The advances to the company from Ozzie Bloom and Hina Sharma amounted to $7,000 during 2012 and $53,000 in total during 2011 and are reflected as loans from officers in the Company’s balance sheet. With the exception of $7,000 which remained outstanding to Ms. Bloom as of December 31, 2012, all of these amounts were paid out of the proceeds of the Asset Sale. The $7,000 was repaid in December 2013. None of the advances made by Ms. Bloom or Dr. Sharma accrued interest and the only amounts repaid were the amounts advanced.

Ms. Bloom and Dr. Sharma agreed, as part of the Asset Sale transaction, to jointly and severally indemnify, defend and hold harmless the acquirors from and against any and all losses, damages, liabilities and claims arising out of or based upon certain circumstances.

Ms. Bloom and Dr. Sharma also agreed to enter into Noncompetition Agreements with the acquiror.

Ms. Bloom and Dr. Sharma each received $200,000 as payment for personal goodwill which they transferred to the acquirors pursuant to the Asset Purchase Agreement.

During the past five years, none of the following occurred with respect to any founder, promoter or control person: (1) any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (2) any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) being subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his or her involvement in any type of business, securities or banking activities; and (4) being found by a court of competent jurisdiction (in a civil action), the SEC or the Commodities Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

Currently, all actions that would otherwise be performed by standing committees of the Board of Directors are performed by its two directors, including the hiring of our independent public accountants and the oversight of the independent auditor relationship, the review of our significant accounting policies and our internal controls.

The Board of Directors has analyzed the independence of its directors and has determined that neither of its directors qualifies as independent under the specific criteria of Section 4200(a)(15) of the NASDAQ Manual.

Table of Contents	22

Item 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

To ensure the independence of our independent auditor and to comply with applicable securities laws and listing standards the Board of Directors is responsible for reviewing, deliberating and, if appropriate, pre-approving all audit, audit-related, and non-audit services to be performed by our independent auditors. For that purpose, the Board of Directors has established a policy and related procedures regarding the pre-approval of all audit, audit-related, and non-audit services to be performed by our independent auditor (the “Policy”). Pursuant to the Policy, all fees were approved by the Board of Directors.

Our Board of Directors appointed Liggett, Vogt & Webb P.A., as our independent accountants to audit our financial statements for the fiscal year ending December 31, 2013.  Liggett, Vogt & Webb P.A., has been our independent accountant since July 2012.

Principal Accountant Fees

Fees for fiscal years ended December 31, 2013 and 2012 were as follows:

	Fiscal 2013	Fiscal 2012

Audit Fees	$16,000	$36,466
Audit-Related Fees	$—	$—
Tax Fees	$—	$—
All Other Fees	$1,500	$—

Total Fees	$17,500	$36,466

A description of the types of services provided in each category is as follows:

Audit Fees—Includes fees billed for professional services rendered by our principal accountant for the audit of our annual financial statements and for other services normally provided by our accountant in connection with statutory and regulation filings or engagements.

Audit-Related Fees—Includes fees billed for assurance and related services by our principal accountant that were reasonably related to the performance of the audit or review of our financial statements.

Tax Fees—Includes fees billed for professional services rendered by our principal accountant for preparation of our Federal Tax Returns.

All Other Fees—Includes fees billed for professional services provided by our principal accountant other than services reported under Audit Fees, Audit-Related Fees and Tax Fees.

Table of Contents	23

PART IV

Item 15.  EXHIBITS

(23.1)	Consent of Liggett, Vogt & Webb P.A.

(31.1)	Certification of Chief Executive Officer pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to section 302 of the Sarbanes-Oxley act of 2002.

(31.2)	Certification of Chief Financial Officer pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to section 302 of the Sarbanes-Oxley act of 2002.

(32.1)	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32.2)	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Signatures

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 31, 2014.

INTEGRATED INPATIENT SOLUTIONS, INC.

By:	/s/ Osnah Bloom
Osnah Bloom
Title: Chief Executive Officer and Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 31, 2014.

By:	/s/ Osnah Bloom	Director, Chief Executive Officer and Chief Financial Officer (Principal
	Osnah Bloom	Executive Officer, Principal Financial Officer and Principal Accounting Officer)

By:	/s/ Hina Sharma, M.D.	Director
Hina Sharma, M.D.

Table of Contents	-26-

Table of Contents	-27-

Integrated Inpatient Solutions, Inc.
Balance Sheets

	December 31, 2013	December 31, 2012

ASSETS
CURRENT ASSETS
Cash	$538,633	$927,895
Refundable income taxes	121,677	69,585
Prepaid expenses and other current assets	—	300,000
Assets from discontinued operations	—	258,668
Total current assets	660,310	1,556,148

Property and equipment, net	3,567	11,824

Other assets
Deposits	954	6,000
Assets from discontinued operations	—	144,222
TOTAL ASSETS	$664,831	$1,718,194

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$51,407	$61,012
Liabilities from Discontinued Operations	119,379	79,379
Loans payable - related parties	—	7,000
Total current liabilities	170,786	147,391

TOTAL LIABILITIES	170,786	147,391

Commitments and Contingencies (See Note 7)

Stockholders’ Equity
Preferred stock, $0.0001 par value, 10,000,000 shares authorized,
250,000 shares issued and outstanding as of December 31, 2013 and
December 31, 2012, respectively	25	25
Common stock, $0.0001 par value, 100,000,000 shares authorized,
48,612,365 shares issued and outstanding as of December 31,
2013 and December 31, 2012, respectively.	4,861	4,861
Additional paid-in capital	137,114	137,114
Retaining earnings	352,045	1,428,803
Total Stockholders’ Equity	494,045	1,570,803

Total Liabilities and Stockholders' Equity	$664,831	$1,718,194

The accompanying notes are an integral part of the Financial Statements.

Table of Contents	F-1

Integrated Inpatient Solutions, Inc.
Statements of Operations

	Years ended December 31,
	2013	2012
Revenue	$14,102	$—
Cost of services	21,908	—
Gross Loss	(7,806)	—

Operating expenses
General and administrative	458,401	100,877
Loss from continuing operations	(466,207)	(100,877)

Benefit from income taxes on continuing operations	43,948	31,579
Interest Income	101	—
Loss from continuing operations	(422,158)	(69,298)

Discontinued operations:
Income (loss) from discontinued operations	(723,338)	4,338,724
Benefit (provision) from income taxes	68,738	(1,610,509)
Income (loss) on discontinued operations	(654,600)	2,728,215

Net income (loss)	$(1,076,758)	$2,658,917

Net income (loss) per share - basic
Loss from continuing operations	$(0.01)	$(0.00)
Income (loss) from discontinued operations	$(0.01)	$0.05
Net income (loss) per share - basic	$(0.02)	$0.05

Net income (loss) per share - diluted
Loss from continuing operations	$(0.01)	$(0.00)
Income (loss) from discontinued operations	$(0.01)	$0.05
Net income (loss) per share - diluted	$(0.02)	$0.05

Weighted average number of common shares outstanding - basic	48,612,365	46,597,338

Weighted average number of common shares outstanding - diluted	48,612,365	49,097,338

The accompanying notes are an integral part of the Financial Statements.

Table of Contents	F-2

Integrated Inpatient Solutions, Inc.
Statements of Changes in Stockholders' Equity
For the years ended December 31, 2012 and 2013

					Additional		Total
	Preferred Stock		Common Stock		Paid-in	Retaining	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Earnings	Equity

Balance at December 31, 2011	750,000	$75	43,612,365	$4,361	$137,564	$201,033	$343,033

Conversion of preferred stock into common stock	(500,000)	(50)	5,000,000	500	(450)	—	—

Dividends Paid	—	—	—	—	—	(1,431,147)	(1,431,147)

Net Income	—	—	—	—	—	2,658,917	2,658,917

Balance at December 31, 2012	250,000	25	48,612,365	4,861	137,114	1,428,803	1,570,803

Net Loss	—	—	—	—	—	(1,076,758)	(1,076,758)

Balance at December 31, 2013	250,000	$25	48,612,365	$4,861	$137,114	$352,045	$494,045

 The accompanying notes are an integral part of the Financial Statements.

Table of Contents	F-3

Integrated Inpatient Solutions, Inc.
Statements of Cash Flows

	Years Ended December 31,
	2013	2012
Cash Flow from Operating Activities
Net (Loss) Income	$(1,076,758)	$2,658,917
Adjustments to reconcile net (loss) income to net cash
used in operating activities:
Depreciation	8,257	2,797
Deferred income tax		12,600
Gain on sale of assets	—	(6,500,000)
Changes in assets and liabilities:
Accounts receivable	137,471	1,049,083
Refundable income taxes	(52,092)	(47,238)
Prepaid expenses and other current assets	121,197	(53,896)
Other assets	149,268	(144,222)
Accounts payable and accrued liabilities	(9,605)	(233,544)
Accrued legal settlement	40,000	(38,486)
Net cash used in operating activities	(682,262)	(3,293,989)

Cash Flows From Investing Activities
Proceeds from sale of assets	300,000	6,200,000
Net cash provided by investing activities	300,000	6,200,000

Cash Flows From Financing Activities
Repayment of Loan Payable	(7,000)	—
Overdraft	—	(20,475)
Repayment of long term debt	—	(494,194)
Loans payable - related parties	—	(46,000)
Dividends paid	—	(1,431,146)
Net cash used in financing activities	(7,000)	(1,991,815)

Net (decrease) increase in cash	(389,262)	914,196

Cash - Beginning of year	927,895	13,699
Cash - End of the period	$538,633	$927,895

Supplemental cash flow information:
Cash paid for interest	$—	$6,797
Cash paid for income taxes	$—	$1,613,568

Supplemental disclosure of non cash investing and financing activities:
Common stock issued upon conversion of preferred stock	$—	$500

The accompanying notes are an integral part of the Financial Statements.

Table of Contents	F-4

Integrated Inpatient Solutions, Inc.

Notes to Financial Statements

Years Ended December 31, 2013 and 2012

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company was incorporated in Florida on July 31, 2001. On September 21, 2001 the Company was acquired by PlaNet.Com, Inc., a Nevada public, non-reporting corporation. Pla.Net.Com, Inc. was considered a shell at the time of acquisition and therefore the acquisition was treated as a reverse merger (the acquired company is treated as the acquiring company for accounting purposes). Pla.Net.Com, Inc. changed its name to Inpatient Clinical Solutions, Inc. immediately after the merger.

Through March 2013, the Company provided health care services in South Florida. The Company provided inpatient physician care to various health care facilities and health plans in the South Florida area. Prior to February 2012, the Company provided Hospitalist services at acute care hospitals. Hospitalists focus on a patient’s care from the time of admission to discharge, working in close consultation with primary care physicians, other referring physicians and medical providers to coordinate the inpatient care delivery system and manage the entire inpatient episode of care.

As more fully described in note 3, the Company sold the hospitalist business during February 2012. At that time, the Company changed its name from Inpatient Clinical Solutions, Inc. to Integrated Inpatient Solutions, Inc. In November 2011, the Company entered into an agreement with a hospital to provide intensivist services. Under the exclusive agreement, the Company provided critical care intensivist coverage for all medical and surgical intensive care unit patients at the hospital. The physicians include full-time employees, part-time and temporary physicians as well as contracted physician providers. The intensivist agreement was terminated in January 2013.

The Company provides interior design services targeting budget minded individuals. The business operates under the trade name Integrated Interior Design. The Company earns revenues from providing decorator services which are billed on hourly and per diem rates. The interior design business currently operates in South Florida and will expand regionally and nationally. The business provides interior design, interior staging, accompanied shopping, paint color selection, architectural drawing and other design services.

Use of Estimates

The preparation of financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. The areas involving the most significant use of estimates include legal contingencies, deferred tax benefits, refundable income taxes, estimated realizable value of accounts receivable, contractual adjustment of gross billings and payables for known claims and liabilities for claims incurred but not reported (IBNR) related to medical malpractice. These estimates are based on knowledge of current events and anticipated future events. The Company adjusts these estimates each period as more current information becomes available. The impact of any changes in estimates is included in the determination of earnings in the period in which the estimate is adjusted. Actual results may ultimately differ materially from those estimates.

Cash

The Company considers cash in banks and other highly liquid investments with insignificant interest rate risk and maturities of three months or less at the time of acquisition to be cash and cash equivalents. At December 31, 2013 and December 31, 2012, the Company had no cash equivalents. The Company maintains cash accounts in financial institutions that are guaranteed by the Federal Deposit Insurance Corporation (“FDIC”). Deposits in excess of the FDIC insurance amount of $250,000 totaled approximately $245,000 and $637,000 at December 31, 2013 and December 31, 2012, respectively.

Accounts Receivable

The determination of contractual and bad debt allowances constitutes a significant estimate. Accounts receivable represent amounts due from third-party payors, including government sponsored Medicare and Medicaid programs, insurance companies and patients for medical services provided. Accounts receivable are recorded and stated at the amount expected to be collected and have been adjusted to reflect the differences between charges and the estimated reimbursable amounts.

Table of Contents	F-5

Integrated Inpatient Solutions, Inc.

Notes to Financial Statements

Years Ended December 31, 2013 and 2012

Property and Equipment

Property and equipment are recorded at cost and depreciated on a straight-line basis over the estimated useful life of the asset. Expenditures for major renewals and betterments that extend the useful lives of property and equipment are capitalized. Expenditures for maintenance and repairs are charged to expense as incurred.

Impairment of Long-Lived Assets

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recovered.

The Company assesses the recoverability of its long-lived assets by comparing the projected undiscounted net cash flows associated with the related long-lived asset or group of long-lived assets over their remaining estimated useful lives, against their respective carrying amounts.  Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets.  Fair value is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable.  If long-lived assets are determined to be recoverable, but the newly determined remaining estimated useful lives are shorter than originally estimated, the net book values of the long-lived assets are depreciated over the newly determined remaining estimated useful lives.  The Company determined that there were no impairments of long-lived assets as of December 31, 2013 and December 31, 2012.

Fair Value of Financial Instruments

U.S. GAAP for fair value measurements establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three levels. The fair value hierarchy gives the highest priority to quoted market prices (unadjusted) in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). Level 2 inputs are inputs, other than quoted prices included within Level 1, which are observable for the asset or liability, either directly or indirectly. The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs.

The carrying amounts of the Company’s financial assets and liabilities, such as cash, accounts receivable, deposits, accounts payable and accrued liabilities, approximate their fair values because of the short maturity of these instruments.

Revenue Recognition

Interior Design - The Company follows ASC 605-10-S99-1 of the FASB Accounting Standards Codification for revenue recognition. The Company recognizes revenue when it is realized or realizable and earned. The Company considers revenue realized or realizable and earned when it has persuasive evidence of an arrangement that the services have been rendered to the customer, the sales price is fixed or determinable, and collectability is reasonably assured.

Hospitalist/Intensivist - Revenue consists primarily of net patient service revenues that are recorded based upon established billing rates less allowances for contractual adjustments. Revenues are recorded during the period the healthcare services are provided, based upon the estimated amounts due from the patients and third party payors, including federal and state agencies (under the Medicare and Medicaid programs), managed care health plans and commercial insurance companies. Estimates of contractual allowances under third-party payor arrangements are based upon the payment terms specified in the related contractual agreements. Third-party payor contractual payment terms are generally based upon predetermined rates per diagnosis, per diem rates, or discounted fee-for-service rates.

The Company derives significant portions of its revenues from third party insurers and accordingly receives discounts from standard charges. The Company must estimate the total amount of these discounts to prepare its financial statements. The various managed care contracts under which these discounts must be calculated are complex and are subject to interpretation and

Table of Contents	F-6

 Integrated Inpatient Solutions, Inc.

Notes to Financial Statements

Years Ended December 31, 2013 and 2012

adjustment. These interpretations sometimes result in payments that differ from the Company’s estimates. Additionally, updated regulations and contract renegotiations occur frequently, necessitating regular review and assessment of the estimation process by management. Changes in estimates related to the allowance for contractual discounts affect revenues reported in the Company’s statement of operations in the period of the change.

The Medicare and Medicaid reimbursing entities (“Entities”) provide a substantial portion of the Company revenues. These Entities are subject to numerous laws and regulations of federal, state and local governments, including but not limited to matters such as licensure, accreditation, participation requirements, reimbursement formulas and fraud and abuse. Compliance with standards and other regulations can be subject to future government review and interpretation.

Income Taxes

The Company follows Section 740-10-30 of the FASB Accounting Standards Codification, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns.  Under this method, deferred tax assets and liabilities are based on the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.  Deferred tax assets are reduced by a valuation allowance to the extent management concludes it is more likely than not that the assets will not be realized.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the Statements of Operations in the period that includes the enactment date.

The Company adopted section 740-10-25 of the FASB Accounting Standards Codification (“Section 740-10-25”). Section 740-10-25 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements.  Under Section 740-10-25, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The Company had no material adjustments to its liabilities for unrecognized income tax benefits according to the provisions of Section 740-10-25.

Earnings (Loss) Per Share

The Company computes earnings (loss) per share in accordance with the provisions of FASB ASC Topic 260, "Earnings Per Share," which specifies the computation, presentation and disclosure requirements for earnings (loss) per share for entities with publicly held common stock.  Basic earnings (loss) per share are computed by dividing net earnings (loss) available to common shareholders by the weighted average number of common shares outstanding during the period.  Diluted earnings (loss) per share are computed assuming the exercise of dilutive stock options under the treasury stock method and the related income tax effects.

As of December 31, 2013 and 2012, we had 250,000 shares of Convertible Preferred Stock outstanding convertible into 2,500,000 common shares.

Table of Contents	F-7

 Integrated Inpatient Solutions, Inc.

Notes to Financial Statements

Years Ended December 31, 2013 and 2012

Earnings (Loss) Per Share (continued)

The following tables set forth the computation of basic and diluted earnings per share as shown on the face of the accompanying Statements of Operations:

	For the year ended December 31,
	2013			2012
	Net Loss	Shares	Per Share Amount	Net Income	Shares	Per Share Amount
Basic Earnings per Share:	$(1,076,758)			$2,658,917
Net income (loss)

Amount allocated to participating securities	—			(210,000)

Net income (loss) available for basic common shares	$(1,076,758)	48,612,365	$(0.02)	$2,448,917	46,597,338	$0.05
and basic earnings per share

Diluted Earnings per Share:
Net income (loss)	$(1,076,758)			$2,658,617

Amount allocated to participating securities	—			(210,000)

Adjustment for dilutive potential common shares	—	—		—	2,500,000

Net income (loss) available for diluted common shares and diluted earnings per share	$(1,076,758)	48,612,365	$(0.02)	2,448,917	49,097,338	$0.05

Reclassification

Certain reclassifications, including discontinued operations, have been made to the prior years data to conform to current year presentation. These reclassifications had no effect on net income (loss).

Recent Accounting Pronouncements

There have been no accounting pronouncements or changes in accounting pronouncements during the year ended December 31, 2013 that are expected to have a material impact on the Company’s financial position, results of operations or cash flows.  Accounting pronouncements that became effective during the year ended December 31, 2013 did not have a material impact on disclosures or on the Company’s financial position, results of operations or cash flows.

NOTE 2 - ASSET SALE

On March 19, 2012, the Company executed an Asset Purchase Agreement (“APA”) with an unrelated third party to sell the facility agreements, provider agreements, payor contracts and other intangible assets related to the hospitalist business for a total purchase price of $6,500,000. The carrying value of the purchased assets was $0 resulting in a total gain on the sale of $6,500,000. The APA did not include rights to any cash, accounts receivable, prepaid expenses, deposits, property or equipment. No obligations or liabilities existing prior to the closing of the APA were assumed by the purchaser.

Table of Contents	F-8

Integrated Inpatient Solutions, Inc.

Notes to Financial Statements

Years Ended December 31, 2013 and 2012

NOTE 2 - ASSET SALE (continued)

Pursuant to the APA, $300,000 was placed in escrow for the purposes of indemnifying the sellers for a period of eighteen months. After eighteen months, the funds were available to the Company to use for operations. The Company received the entire $300,000 of the escrow funds in November 2013.

Under the APA, the Company and its officers are restricted from conducting hospitalist services for a period of 36 months from the closing date within a 50 mile radius of any facility from which it had previously conducted such services.

NOTE 3 - PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of the following at December 31, 2013 and December 31, 2012:

	2013	2012
Escrow Deposit held for indemnification	$—	$300,000
	$—	$300,000

NOTE 4 - PROPERTY AND EQUIPMENT

The Company’s property and equipment consisted of the following at December 31, 2013 and 2012:

			Estimated
	2013	2012	Useful Life
Computer and Office Equipment	$33,868	$33,868	5 -7 years
Furniture and Fixtures	18,530	18,530	7 years
	$52,398	$52,398
Less: Accumulated Depreciation	(48,831)	(40,574)
	$3,567	$11,824

Depreciation expense for the years ended December 31, 2013 and 2012 was $8,257 and $2,797 respectively.

NOTE 5 - INCOME TAXES

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  The Company’s net current and deferred income tax provision are as follows:

	Year Ended December 31, 2013			Year Ended December 31, 2012
		Continuing	Discontinued		Continuing	Discontinued
	Total	Operations	Operations	Total	Operations	Operations
Current (expense) benefit	$(112,686)	$(43,948)	$(68,738)	$1,578,930	$(31,579)	$1,610,509
Deferred tax benefit	128,848	50,505	78,343	—	—	—
Increase in valuation allowance	(128,848)	(50,505)	(78,343)	—	—	—
Income tax (benefit) expense	$(112,686)	$(43,948)	$(68,738)	$1,578,930	$(31,579)	$1,610,509

Table of Contents	F-9

Integrated Inpatient Solutions, Inc.

Notes to Financial Statements

Years Ended December 31, 2013 and 2012

NOTE 5 - INCOME TAXES (continued)

The following is a reconciliation of the effective income tax rate to the Federal statutory rate:

	2013	2012
Income tax calculated at statutory rate	34.25%	30.00%
State income taxes, net of Federal tax benefit	5.50	5.50
Temporary differences	(2.15)	—
Provision for income taxes	37.60%	35.50%

The accompanying financial statements include refundable income taxes of $121,677 and $69,585 at December 31, 2013 and 2012. These amounts represent the excess of federal and state income tax deposits over the expected tax liability.

During 2013, the Company recognized an income tax benefit of approximately $112,686 arising from the use of operating loss carrybacks. In addition, the Company recognized a deferred tax benefit of $110,000 resulting from the write-off of prepaid malpractice insurance policy premiums that will be amortized over a three year period for income tax reporting purposes. In addition, the Company recognized a deferred tax benefit of $19,000 related to accrued malpractice expenses not deductible until paid for income tax reporting purposes. The Company recorded an increase in the valuation allowance of $129,000 for the deferred tax benefit because of uncertainty of realization. The Company had no deferred tax assets at December 31, 2012. The Company’s year 2010 through 2013 tax returns remain subject to review by the Internal Revenue Service and by state tax authorities.

NOTE 6 - STOCKHOLDERS' EQUITY

Preferred Stock

The Company has 10,000,000 authorized shares of non-redeemable, convertible preferred stock with a par value of $.0001. Each share of preferred stock is convertible to 10 shares of common stock. In May 2012, 500,000 of the 750,000 shares of preferred stock outstanding were converted into 5 million shares of common stock.

Common Stock

On February 14, 2012, the Company's shareholders approved an amendment to the Company’s Articles of Incorporation to increase the authorized number of shares of common stock, $.0001 par value, from 50,000,000 shares to 100,000,000 shares.

NOTE 7 - COMMITMENT AND CONTINGENCIES

Commitment

In July 2007, the Company entered into a one year office lease agreement at $3,000 per month. The lease agreement expired and became a month-to-month arrangement. The leased premises were vacated in 2013 and the lease has since been terminated. In April 2013, the Company entered into a new one year office lease agreement at $450 per month, the lease expires in May 2014. Total rent expense for the year ended December 31, 2013 and December 31, 2012 was $12,259 and $23,150, respectively.

Contingencies

While providing healthcare services in the ordinary course of our business, the Company became involved in lawsuits and legal proceedings involving claims of medical malpractice related to medical services provided by our affiliated physicians. The Company is currently involved in the settlement stages of one such matter. The accompanying financial statements include an accrual of $50,000 for this matter under the caption accrued legal settlement. This accrual represents the Company’s anticipated deductible on the settlement.

Table of Contents	F-10

Integrated Inpatient Solutions, Inc.

Notes to Financial Statements

Years Ended December 31, 2013 and 2012

NOTE 7 - COMMITMENT AND CONTINGENCIES (continued)

In November 2011, the Company became involved in a legal settlement relating to a malpractice claim for $100,000. As a result of the settlement agreement, the Company agreed to pay a total amount of $100,000. As of December 31, 2013 and December 31, 2012, the remaining balance is approximately $69,000 which is due in equal yearly installments of $20,000 over the next four years. The Company made no payments on this obligation during 2013.

The Company is currently not aware of any other such legal proceedings or claims that they believe will have, individually or in the aggregate, a material adverse affect on its business, financial condition or operating results except for the item described below. Litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm its business.

Regulatory Matters

Laws and regulations governing the Medicare and Medicaid programs are complex and subject to interpretation. Compliance with such laws and regulations can be subject to future government review and interpretation as well as significant regulatory action including fines, penalties, and exclusion from the Medicare and Medicaid programs. We believe that we are in compliance with all applicable laws and regulations. We are not aware of any specific investigations involving allegations of potential wrongdoing.

NOTE 8 - CONCENTRATIONS

Revenue from Medical Services

The Company has one affiliated medical provider, who is a director of the Company with revenues that represented approximately 4% and 1% of net revenues as of December 31, 2013 and December 31, 2012, respectively.

The Company’s top 3 unaffiliated medical providers represented approximately 96% of revenues for the year ended December 31, 2013. The Company’s top 5 unaffiliated providers represented approximately 94% of revenues for the year ended December 31, 2012.  The Company enjoyed good relations with these providers. However, the loss of any of these providers, if they had not been replaced, could have had an adverse impact on the Company’s operations.

NOTE 9 - Discontinued Operations

In March 2013, management decided to exit the health care provider business and change the Company's strategy in order to focus on its interior design business. Accordingly, the financial statements have been presented in accordance with ASC 205-20, Discontinued Operations.

Table of Contents	F-11

Integrated Inpatient Solutions, Inc.

Notes to Financial Statements

Years Ended December 31, 2013 and 2012

NOTE 9 - Discontinued Operations (continued)

The following table illustrates the reporting of the discontinued operations included in the Statements of Operations for the year ended December 31, 2013 and 2012:

	Year ended December 31,
	2013	2012

Patient Service Revenue (net of contractual
allowances and discounts)	$136,377	$2,785,498

Operating expenses:
Cost of services - physicians	234,964	3,234,533
General and administrative	624,751	1,705,449
Total operating expenses	859,715	4,939,982

Other income (expenses)
Interest expense, net	—	(6,792)
Gain on sale of assets	—	6,500,000
Total other income (expenses)	—	6,493,208

Income (loss) on discontinued operations	$(723,338)	$4,338,724

As of December 31, 2012, assets and liabilities from discontinued operations are listed below:

December 31, 2012

Accounts receivable, net of allowances	$137,471
Prepaid medical insurance, Current	121,197
Current assets from discontinued operations	$258,668

Prepaid medical insurance, long term	$144,222
Long term assets from discontinued operations	$144,222

Accrued Legal Settlements:

	December 31, 2013	December 31, 2012

Accrued Legal Settlements	$119,379	$79,379

Table of Contents	F-12