Form 10-Q
period 2014-03-31
Integrated Inpatient Solutions, Inc.
filed 2014-05-15
CIK 1174672

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-Q

———————

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2014

or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from: _____________ to _____________

Commission File Number: 333-191564

———————

Integrated Inpatient Solutions, Inc.

(Exact name of registrant as specified in its charter)

———————

N/A

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark if the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the  Exchange  Act during the past 12 months (or for such shorter period that the registrant was required to file such reports),  and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [x]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [x] No [ ]

Indicate by check mark if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

Indicate by check mark whether the registrant is a large accelerated filer, a non-accelerated filer, or a smaller reporting company, See the definition of "large accelerated filer," "accelerated filer" and "smaller reporting company in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[x]

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [x]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 15, 2014
Common Stock	48,612,365

TABLE OF CONTENTS

		PAGE
PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS	2

	CONDENSED BALANCE SHEETS	2

	CONDENSED STATEMENTS OF OPERATIONS (Unaudited)	3

	CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)	4

	NOTES TO CONDENSED FINANCIAL STATEMENTS (Unaudited)	5

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	11
		13
ITEM 4.	CONTROLS AND PROCEDURES

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS	14

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	14

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES	14

ITEM 5.	OTHER INFORMATION	14

ITEM 6.	EXHIBITS	15

EXPLANATORY NOTE

As used in this Quarterly Report on Form 10-Q (“Form 10-Q”), unless the context requires otherwise, “we,” “our,” “us” or the “Company” refers to Integrated Inpatient Solutions, Inc. Pursuant to Item 10(f) of Regulation S-K promulgated under the Securities Act of 1933, as amended (the “Securities Act”), we have elected to comply with the scaled disclosure requirements applicable to “smaller reporting companies” throughout this Form 10-Q. Except as specifically included in this Form 10-Q, items not required by the scaled disclosure requirements have been omitted.

CAUTION REGARDING FORWARD-LOOKING INFORMATION

All statements contained in this Form 10-Q, other than statements that relate to present or historical conditions, are forward-looking statements, including, but not limited to, statements containing the words “believe,” “anticipate,” “expect” and words of similar import and are intended to be made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements are based on certain assumptions and analyses made by us in light of our assessment of historical trends, current conditions and expected future developments, as well as other factors we believe are appropriate under the circumstances. However, forward-looking statements should not be read as a guarantee of future performance or results, and will not necessarily be accurate indications of the times at, or by which, such performance or results will be achieved, or whether such performance or results will be achieved at all. Forward-looking information is based on information available at the time and/or management’s good faith belief with respect to future events, and is subject to risks and uncertainties that could cause our actual performance or results to differ materially from those expressed in the statements. Important factors that could cause such differences include, but are not limited to: (i) our ability to continue as a going concern; (ii) our ability to raise additional financing on acceptable terms, or at all; (iii) industry competition, conditions, performance and consolidation; (iv) the effects of adverse general economic conditions, both within the United States and globally and the availability of debt and equity financing in view of the current economy; (v) any adverse economic or operational repercussions from terrorist activities, war or other armed conflicts; (vi) new product development and introduction in light of our lack of adequate financing; (vii) changes in business strategy or development plans; (viii) the ability to attract and retain qualified personnel; and (ix) the ability to protect our technology, among others.

Consequently, all of the forward-looking statements made in this Form 10-Q are qualified by these cautionary statements and there can be no assurance that the actual results anticipated by management will be realized or, even if substantially realized, that they will have the expected consequences to or effects on our business operations.

Forward-looking statements speak only as of the date the statements are made. The Company assumes no obligation to update forward-looking statements to reflect actual results, changes in assumptions or changes in other factors affecting forward-looking information except to the extent required by applicable securities laws. If the Company updates one or more forward-looking statements, no inference should be drawn that it will make additional updates with respect thereto or with respect to other forward-looking statements.

Table of Contents	-1-

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Integrated Inpatient Solutions, Inc.
Condensed Balance Sheets

	March 31,	December 31,
	2014	2013
	(Unaudited)

ASSETS
CURRENT ASSETS
Cash	$492,380	$538,633
Accounts receivable, net	16,428	—
Refundable income taxes	158,711	121,677
Prepaid expenses and other current assets	477	—
Total current assets	667,996	660,310

Furniture and equipment, net	2,376	3,567

Other assets
Deposits	954	954

TOTAL ASSETS	$671,326	$664,831

LIABILITIES AND STOCKHOLDER'S EQUITY
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$73,475	$51,407
Liabilities from discontinued operations	119,379	119,379
Total current liabilities	192,854	170,786

TOTAL LIABILITIES	192,854	170,786

Commitments and Contingencies (See Note 5)

Stockholders’ Equity
Preferred stock, $0.0001 par value, 10,000,000 shares authorized, 250,000 shares issued and outstanding as of March 31, 2014 and December 31, 2013, respectively	25	25
Common stock, $0.0001 par value, 100,000,000 shares authorized, 48,612,365 shares issued and outstanding as of March 31, 2014 and December 31, 2013, respectively.	4,861	4,861
Additional paid-in capital	137,114	137,114
Retaining earnings	336,472	352,045
Total Stockholders’ Equity	478,472	494,045

Total Liabilities and Stockholders' Equity	$671,326	$664,831

The accompanying notes are an integral part of the unaudited financial statements.

Table of Contents	-2-

Integrated Inpatient Solutions, Inc.
Condensed Statement of Operations
(Unaudited)

	Three months ended March 31,
	2014	2013

Revenue	$40,140	$—
Cost of services	10,624	—
Gross Income	29,516	—

Operating expenses
General and administrative	82,278	11,840
Loss from continuing operations	(52,762)	(11,840)

Benefit from income taxes on continuing operations	37,034	4,455
Interest Income	155	1
Loss from continuing operations	(15,573)	(7,384)

Discontinued operations:
Loss from discontinued operations	—	(258,775)
Benefit from income taxes	—	97,377
Loss on discontinued operations	—	(161,398)

Net loss	$(15,573)	$(168,782)

Net loss per share - basic
Loss from continuing operations	$(0.00)	$(0.00)
Loss from discontinued operations	0.00	$(0.00)
Net loss per share - basic	$(0.00)	$(0.00)

Net loss per share - diluted
Loss from continuing operations	$(0.00)	$(0.00)
Loss from discontinued operations	0.00	$(0.00)
Net loss per share - diluted	$(0.00)	$(0.00)

Weighted average number of common shares outstanding - basic	48,612,365	48,612,365
Weighted average number of common shares outstanding - diluted	48,612,365	48,612,365

The accompanying notes are an integral part of the unaudited financial statements.

Table of Contents	-3-

Integrated Inpatient Solutions, Inc.
Condensed Statements of Cash Flows
(Unaudited)

	Three months ended
	March 31,
	2014	2013

Cash Flow from Operating Activities
Net Loss	$(15,573)	$(168,782)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation	1,191	662
Provision for Doubtful Accounts	1,575
Changes in assets and liabilities:
Accounts receivable	(18,003)	90,536
Refundable Income Taxes	(37,034)	(101,832)
Prepaid expenses and other current assets	(477)	(46,284)
Other assets	—	(104,938)
Accounts payable and accrued expenses	22,068	(32,127)
Net cash used in operating activities	(46,253)	(362,765)

Net (decrease) in cash	(46,253)	(362,765)

Cash - Beginning of year	538,633	927,895
Cash - End of the period	$492,380	$565,130

The accompanying notes are an integral part of the unaudited financial statements.

Table of Contents	-4-

Integrated Inpatient Solutions, Inc.

Notes to Condensed Financial Statements

March 31, 2014

(Unaudited)

NOTE 1 – ORGANIZATION AND BUSINESS ACTIVITY

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

The Company sold the hospitalist business during February 2012. At that time, the Company changed its name from Inpatient Clinical Solutions, Inc. to Integrated Inpatient Solutions, Inc. In November 2011, the Company entered into an agreement with a hospital to provide intensivist services. Under the exclusive agreement, the Company provided critical care intensivist coverage for all medical and surgical intensive care unit patients at the hospital. The physicians included full-time employees, part-time and temporary physicians as well as contracted physician providers. The intensivist agreement was terminated in January 2013.

The Company now provides interior design services targeting budget minded individuals. The business operates under the trade name Integrated Interior Design. The Company earns revenues from providing decorator services which are billed on hourly and per diem rates. The interior design business currently operates in South Florida and will expand regionally and nationally. The business provides interior design, interior staging, accompanied shopping, paint color selection, architectural drawing and other design services.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

BASIS OF PRESENTATION

The unaudited interim financial statements have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation SX. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.

The financial information furnished herein reflects all adjustments, consisting of normal recurring items that, in the opinion of management, are necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the interim periods. The results of operations for the three months ended March 31, 2014 are not necessarily indicative of the results to be expected for the year ending December 31, 2014.

Table of Contents	-5-

Use of Estimates

The preparation of financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. The areas involving the most significant use of estimates include legal contingencies, deferred tax benefits, refundable income taxes, estimated realizable value of accounts receivable, and payables for known claims and liabilities for claims incurred but not reported (IBNR) related to medical malpractice. These estimates are based on knowledge of current events and anticipated future events. The Company adjusts these estimates each period as more current information becomes available. The impact of any changes in estimates is included in the determination of earnings in the period in which the estimate is adjusted. Actual results may ultimately differ materially from those estimates.

Cash

The Company considers cash in banks and other highly liquid investments with insignificant interest rate risk and maturities of three months or less at the time of acquisition to be cash and cash equivalents. At March 31, 2014 and December 31, 2013, the Company had no cash equivalents. The Company maintains cash accounts in financial institutions that are guaranteed by the Federal Deposit Insurance Corporation (“FDIC”). Deposits in excess of the FDIC insurance amount of $250,000 totaled approximately $199,277 and $245,000 at March 31, 2014 and December 31, 2013, respectively.

Accounts Receivable

Accounts receivable represent amounts due from customers for design services. Accounts receivable are recorded and stated at the amount expected to be collected and reflect an allowance for uncollectible amounts of approximately $1,575 at March 31, 2014. The Company had no accounts receivable at December 31, 2013.

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

The Company determined that there were no impairments of long-lived assets as of March 31, 2014 and December 31, 2013.

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

Table of Contents	-6-

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

Earnings (Loss) Per Share

The Company computes earnings (loss) per share in accordance with the provisions of FASB ASC Topic 260, "Earnings Per Share," which specifies the computation, presentation and disclosure requirements for earnings (loss) per share for entities with publicly held common stock.  Basic earnings (loss) per share are computed by dividing net earnings (loss) available to common shareholders by the weighted average number of common shares outstanding during the period.  Diluted earnings (loss) per share are computed assuming the exercise of dilutive stock options under the treasury stock method and the related income tax effects. Accordingly, for purposes of dilutive earnings per share, the Company excluded the convertible preferred stock.

As of March 31, 2014 and 2013, we had 250,000 shares of Convertible Preferred Stock outstanding convertible into 2,500,000 common shares.

Recent Accounting Pronouncements

There have been no accounting pronouncements or changes in accounting pronouncements during the three months ended March 31, 2014 that are expected to have a material impact on the Company’s financial position, results of operations or cash flows.  Accounting pronouncements that became effective during the three months ended March 31, 2014 did not have a material impact on disclosures or on the Company’s financial position, results of operations or cash flows.

Table of Contents	-7-

NOTE 3 - PROPERTY AND EQUIPMENT

The Company’s property and equipment consisted of the following at March 31, 2014 and December 31, 2013:

	2014	2013	Estimated Useful Life

Computer and Office Equipment	$33,868	$33,868	5 -7 years
Furniture and Fixtures	18,530	18,530	7 years
	$52,398	$52,398
Less: Accumulated Depreciation	(50,022)	(48,831)
	$2,376	$3,567

Depreciation expense for the three month period ended March 31, 2014 and 2013 was $1,191 and $662, respectively.

NOTE 4 - STOCKHOLDERS' EQUITY

Preferred Stock

The Company has 10,000,000 authorized shares of non-redeemable, convertible preferred stock with a par value of $.0001. Each share of preferred stock is convertible to 10 shares of common stock. As of March 31, 2014, and December 31, 2013, 250,000 shares of preferred stock is outstanding.

Common Stock

On February 14, 2012, the Company's shareholders approved an amendment to the Company’s Articles of Incorporation to increase the authorized number of shares of common stock, $.0001 par value, from 50,000,000 shares to 100,000,000 shares.

NOTE 5 - COMMITMENT AND CONTINGENCIES

Commitment

In July 2007, the Company entered into a one year office lease agreement at $3,000 per month. The lease agreement expired and became a month-to-month arrangement. The leased premises were vacated in 2013 and the lease has since been terminated. In April 2013, the Company entered into a new one year office lease agreement at $450 per month, the lease expires in May 2014. Total rent expense for the three months ended March 31, 2014 was $1,431 and $4,845 respectively.

Contingencies

While providing healthcare services in the ordinary course of our business, the Company became involved in lawsuits and legal proceedings involving claims of medical malpractice related to medical services provided by our affiliated physicians. The Company is currently involved in the settlement stages of one such matter. The accompanying financial statements include an accrual of $50,000 for this matter under the caption accrued legal settlement. This accrual represents the Company’s anticipated deductible on the settlement. The details of this settlement are described more fully below.

Table of Contents	-8-

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

In November 2011, the Company became involved in a legal settlement relating to a malpractice claim for $100,000. As a result of the settlement agreement, the Company agreed to pay a total amount of $100,000. As of March 31, 2014 and December 31, 2013, the remaining balance is approximately $69,000 which is due in equal yearly installments of $20,000 over the next four years. The Company made no payments on this obligation during the three month period ended March 31, 2014.

The accrued legal settlements are presented as liabilities from discontinued operation in the accompanying balance sheets (see Note 7).

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

NOTE 6 – CONCENTRATIONS

Geographic and Employment

Our operations are concentrated in the South Florida region. We are reliant on the services of two full time employees, one who runs management and operations of the Company, and one interior designer.

Revenue and Accounts Receivable

During the three months ended March 31, 2014, 51% of revenues were derived from three customers at 23%, 17% and 11%.

At March 31, 2014, 64% of accounts receivable were derived from three customers at 31%, 20% and 13%.

Table of Contents	-9-

NOTE 7 - Discontinued Operations

In March 2013, management decided to exit the health care provider business and change the Company's strategy in order to focus on its interior design business. Accordingly, the financial statements have been presented in accordance with ASC 205-20, Discontinued Operations.

The following table illustrates the reporting of the discontinued operations included in the Statements of Operations for the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31,
	2014	2013
Patient Service Revenue (net of contractual allowances and discounts)	$—	$110,895

Operating expenses:
Cost of services - physicians	—	250,456
General and administrative	—	119,214
Total operating expenses	—	369,670

Income (loss) on discontinued operations	$—	$(258,775)

As of March 31, 2014 and December 31, 2013, liabilities from discontinued operations are listed below:

	March 31, 2014	December 31, 2013

Accrued legal settlements	$119,379	$119,379
Table of Contents	-10-

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes that appear elsewhere in this report and in our Annual Report on Form 10-K for the year ended December 31, 2013.

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

Critical Accounting Policies

Accounts Receivable

The Company had substantially no accounts receivable from customers at December 31, 2013. At March 31, 2014 accounts receivable was $16,428.

The determination of contractual and bad debt allowances constitutes a significant estimate. Accounts receivable represent amounts due from customers for design services. Accounts receivable are recorded and stated at the amount expected to be collected and have been adjusted to reflect the allowance for uncollectible amounts of approximately $1,575 at March 31, 2014.

Table of Contents	-11-

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

Liquidity and Capital Resources

As of March 31, 2014, we had total current assets of $667,996, consisting primarily of $492,380 in Cash and $158,711 in Refundable Income Taxes. We had total current liabilities as of March 31, 2014 of $192,854.

We believe that we have sufficient capital to cover all anticipated operations during the next twelve months: cash on hand was $492,380 of March 31, 2014. Additionally, we have already begun generating revenue from our interior design services. We believe that these amounts are adequate to fund the company’s current projected capital requirements for at least twelve months. We do not presently have any material commitments for capital expenditures.

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

Results of Operations for the Periods Ended March 31, 2014 and 2013

All income that was generated during the three months ended March 31, 2013 was generated from operations that have now been either sold or discontinued. We generated no revenue during such period from our current business operations, which have only recently commenced.

Table of Contents	-12-

During the quarter ended March 31, 2014 we generated revenue of $40,140 compared to no revenue in the quarter ended March 31, 2014 from our current operations.

All operating expenses during both periods consisted of General and Administrative expenses, which totaled $82,278 during the quarter ended March 31, 2014 which increased from $11,840 during the same period in 2013. During the quarter ended March 31, 2014 we suffered a loss from continuing operations of $52,762, which was in increase from $11,840 during the same period in 2013. Also, during the quarter ended March 31, 2013 we suffered a loss on discontinued operations of $161,398. We had no loss on discontinued operations during the quarter ending March 31, 2014. In total, we incurred a net loss during the quarter ended March 31, 2014 of $15,573 as opposed to incurring a net loss of $168,782 during the quarter ended March 31, 2013.

Off Balance Sheet Arrangements

As of March 31, 2014, there were no off balance sheet arrangements.

Recent Accounting Pronouncements

We do not expect the adoption of any recent accounting pronouncements to have a material effect on our financial statements.

ITEM 4.  CONTROLS AND PROCEDURES

In connection with the preparation of this quarterly report on Form 10-Q, an evaluation was carried out by our management, with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act")) as of March 31, 2014. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures.

Based on that evaluation, our management concluded, as of the end of the period covered by this report, that our disclosure controls and procedures were effective in recording, processing, summarizing, and reporting information required to be disclosed, within the time periods specified in the SEC's rules and forms.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the quarter ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

Table of Contents	-13-

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered sales of securities during the quarter ended March 31, 2014.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 5.  OTHER INFORMATION

None.

Table of Contents	-14-

ITEM 6.  EXHIBITS

Exhibit No.	Description

3.1(a)#	Articles of Incorporation of the Company.

3.1(b)*	Articles of Amendment of Articles of Incorporation.

3.1(c)*	Articles of Amendment of Articles of Incorporation.

3.1(d)*	September 2001 Consent of Board of Directors establishing preferred stock.

3.2#	Bylaws of the Company.

10.1*	Asset Purchase Agreement.

10.2*	Bill of Sale, Assignment and Assumption Agreement.

10.3*	Seller Noncompetition Agreement.

10.4*	Owner Noncompetition Agreement.

10.5*	Owner Consulting Agreement.

23.1	Consent of Liggett, Vogt & Webb P.A.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to section 302 of the Sarbanes-Oxley act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to section 302 of the Sarbanes-Oxley act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

#Filed in the Registrant’s Registration Statement on Form S-1 on October 4, 2014.

*Filed in the Amendment 1 to the Registrant’s Registration Statement on Form S-1 on January 3, 2014.

Table of Contents	-15-

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf by the undersigned, thereunto duly authorized.

Integrated Inpatient Solutions, Inc.

Date: May 15, 2014	By:	/s/ Osnah Bloom
Osnah Bloom Principal Executive Officer and Principal Financial Officer
Table of Contents	-16-