Form 10-Q
period 2014-06-30
Integrated Inpatient Solutions, Inc.
filed 2014-08-15
CIK 1174672

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-Q

———————

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2014

or

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

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[x]

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [ ] No [x]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 12, 2014
Common Stock	54,012,365

PART II – OTHER INFORMATION

ITEM 5.	OTHER INFORMATION	15

ITEM 6.	EXHIBITS	16

i

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

ii

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Integrated Inpatient Solutions, Inc.
Condensed Balance Sheets

	June 30,	December 31,
	2014	2013
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$443,319	$538,633
Accounts receivable, net	9,549	—
Refundable income taxes	196,661	121,677
Total current assets	649,529	660,310

Property and equipment, net	1,185	3,567

Other assets
Deposits	954	954
TOTAL ASSETS	$651,668	$664,831

LIABILITIES AND STOCKHOLDER'S EQUITY
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$52,707	$51,407
Deferred revenue	28,200	—
Liabilities from discontinued operation	109,379	119,379
Total current liabilities	190,286	170,786

TOTAL LIABILITIES	190,286	170,786

Commitments and Contingencies (See Note 5)

Stockholders’ Equity
Preferred stock, $0.0001 par value, 10,000,000 shares authorized,
250,000 shares issued and outstanding as of June 30, 2014 and
December 31, 2013, respectively	25	25
Common stock, $0.0001 par value, 300,000,000 shares authorized,
54,012,365 and 48,612,365 shares issued and outstanding as of June 30,
2014 and December 31, 2013, respectively.	5,401	4,861
Additional paid-in capital	185,714	137,114
Retaining earnings	270,242	352,045
Total Stockholders’ Equity	461,382	494,045

Total Liabilities and Stockholders' Equity	$651,668	$664,831

The accompanying notes are an integral part of the condensed unaudited financial statements.

Table of Contents	1

Integrated Inpatient Solutions, Inc.
Condensed Statement of Operations
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
		(Restated)		(Restated)
Revenue	$59,280	2,162	$99,420	$2,162
Cost of services	43,065	—	53,689	5,741
Gross Income (Loss)	16,215	2,162	45,731	(3,579)
Operating expenses
General and administrative	120,544	111,793	202,822	196,177
Loss from continuing operations	(104,329)	(109,631)	(157,091)	(199,756)
Benefit from income taxes on continuing operations	37,950	36,710	74,984	71,134
Interest Income	149	6	304	7
Loss from continuing operations	(66,230)	(72,915)	(81,803)	(128,615)
Discontinued operations:
Loss from discontinued operations	—	(147,541)	—	(328,031)
Benefit from income taxes	—	49,407	—	116,816
Income (loss) on discontinued operations	—	(98,134)	—	(211,215)
Net loss	$(66,230)	$(171,049)	$(81,803)	$(339,830)
Net loss per share - basic
Loss from continuing operations	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Loss from discontinued operations	(0.00)	(0.00)	(0.00)	(0.00)
Net income (loss) per share - basic	$(0.00)	$(0.00)	$(0.00)	$0.00
Net loss per share - diluted
Loss from continuing operations	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Loss from discontinued operations	(0.00)	(0.00)	(0.00)	(0.00)
Net loss per share - diluted	$(0.00)	$(0.00)	$(0.00)	$0.00
Weighted average number of common shares outstanding - basic
	49,799,178	48,612,365	49,209,050	48,612,365
Weighted average number of common shares outstanding - diluted
	49,799,178	48,612,365	49,209,050	48,612,365

The accompanying notes are an integral part of the condensed unaudited financial statements.

Table of Contents	2

Integrated Inpatient Solutions, Inc.
Condensed Statements of Cash Flows
(Unaudited)
	Six months ended
	June 30,
	2014	2013
		(Restated)

Cash Flow from Operating Activities
Net Loss	$(81,803)	$(128,615)
Plus loss from discontinued operations, net of income taxes	—	(211,215)
Loss from continuing operations, net of income taxes	(81,803)	(339,830)

Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation	2,382	5,871
Provision for doubtful accounts	5,881	—
Stock issued for services	49,140	—
Changes in assets and liabilities:
Accounts receivable	(15,430)	—
Refundable income taxes	(74,984)	(187,950)
Accounts payable and accrued liabilities	1,300	11,443
Deferred revenue	28,200	—
Net cash used in operating activities from continuing operations	(85,314)	(170,636)
Net cash used in operating activities from discontinued operations	(10,000)	34,687
Net cash used in operating activities	(95,314)	(135,949)

Net decrease in cash	(95,314)	(475,779)

Cash - Beginning of year	538,633	927,895
Cash - End of the period	$443,319	$452,116

The accompanying notes are an integral part of the condensed unaudited financial statements.

Table of Contents	3

Integrated Inpatient Solutions, Inc.

Notes to Condensed Financial Statements

June 30, 2014

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

Table of Contents	4

BASIS OF PRESENTATION (continued)

The financial information furnished herein reflects all adjustments, consisting of normal recurring items that, in the opinion of management, are necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the interim periods. The results of operations for the six months ended June 30, 2014 are not necessarily indicative of the results to be expected for the year ending December 31, 2014.

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

Cash

The Company considers cash in banks and other highly liquid investments with insignificant interest rate risk and maturities of three months or less at the time of acquisition to be cash and cash equivalents. At June 30, 2014 and December 31, 2013, the Company had no cash equivalents. The Company maintains cash accounts in financial institutions that are guaranteed by the Federal Deposit Insurance Corporation (“FDIC”). Deposits in excess of the FDIC insurance amount of $250,000 totaled approximately $150,000 and $245,000 at June 30, 2014 and December 31, 2013, respectively.

Accounts Receivable

Accounts receivable represent amounts due from customers for design services. Accounts receivable are recorded and stated at the amount expected to be collected and reflect an allowance for uncollectible amounts of $5,881 at June 30, 2014. The Company had no accounts receivable at December 31, 2013.

Property and Equipment

Property and equipment are recorded at cost and depreciated on a straight-line basis over the estimated useful life of the asset. Expenditures for major renewals and betterments that extend the useful lives of property and equipment are capitalized. Expenditures for maintenance and repairs are charged to expense as incurred.

Impairment of Long-Lived Assets

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recovered. The Company determined that there were no impairments of long-lived assets as of June 30, 2014 and December 31, 2013.

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

Table of Contents	5

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

As of June 30, 2014 and 2013, we had 250,000 shares of Convertible Preferred Stock outstanding convertible into 2,500,000 common shares.

Recent Accounting Pronouncements

There have been no accounting pronouncements or changes in accounting pronouncements during the six months ended June 30, 2014 that are expected to have a material impact on the Company’s financial position, results of operations or cash flows.  Accounting pronouncements that became effective during the six months ended June 30, 2014 did not have a material impact on disclosures or on the Company’s financial position, results of operations or cash flows.

Table of Contents	6

NOTE 3 - PROPERTY AND EQUIPMENT

The Company’s property and equipment consisted of the following at June 30, 2014 and December 31, 2013:

			Estimated
	2014	2013	Useful Life
Computer and Office Equipment	$33,868	$33,868	5 -7 years
Furniture and Fixtures	18,530	18,530	7 years
	$52,398	$52,398
Less: Accumulated Depreciation	(51,213)	(48,831)
	$1,185	$3,567

Depreciation expense for the six month period ended June 30, 2014 and 2013 was $2,382 and $5,871, respectively.

NOTE 4 - STOCKHOLDERS' EQUITY

Preferred Stock

The Company has 10,000,000 authorized shares of non-redeemable, convertible preferred stock with a par value of $.0001. Each share of preferred stock is convertible to 10 shares of common stock.

Common Stock

On June 10, 2014 the Company issued 2,700,000 shares of common stock to an employee for services with a fair value of $24,570.

On June 10, 2014 the Company issued 2,700,000 shares of common stock to a non-related party for services with a fair value of $24,570.

NOTE 5 - COMMITMENT AND CONTINGENCIES

Commitment

In April 2013, the Company entered into a new one year office lease agreement at $450 per month, the lease expired in May 2014. The office space is now being occupied on a month to month basis. Total rent expense for the six months ended June 30, 2014 was $2,385 and $7,866, respectively.

Contingencies

While providing healthcare services in the ordinary course of our business, the Company became involved in lawsuits and legal proceedings involving claims of medical malpractice related to medical services provided by our affiliated physicians. The Company is currently involved in the settlement stages of one such matter. The accompanying financial statements include an accrual of $50,000 for this matter under the caption liabilities from discontinued operations. This accrual represents the Company’s anticipated deductible on the settlement. The details of this settlement are described more fully below.

Edra Schwartz as the Personal Representative of the Estate of Robert A. Schwartz, Deceased, v. Jason Strong, M.D., Aretha Nelson, M.D. and Inpatient Clinical Solutions, Inc. - This matter involves a 66 year old white male who developed a MRSA (methicillin-resistant staphylococcus aureus) infection following a craniotomy to remove a suspected meningioma. The mater alleges (1) Failure to properly interpret the brain MRIs preoperatively (this is directed at the radiologist preoperatively); and (2) Failure to diagnose a MRSA infection and brain abscess following the craniotomy on May 6, 2009. The patient died on September 24, 2009. The suit commenced October 18, 2011 and the case is pending in the circuit court of the 17 Judical Circuit in and for Broward County, FL, Case # 11-10485. The claim is for unspecified monetary damages. The Company is defending this case vigorously and, while the claims for damages have not been quantified, the Company does not believe that a negative decision would have a material impact on the Company.

 NOTE 5 - COMMITMENT AND CONTINGENCIES (continued)

In November 2011, the Company became involved in a legal settlement relating to a malpractice claim for $100,000. As a result of the settlement agreement, the Company agreed to pay a total amount of $100,000. As of June 30, 2014 and December 31, 2013, the remaining balance is approximately $59,000 which is due in equal yearly installments of $20,000 over the next four years. The Company made payments of $10,000 on this obligation during the six month period ended June 30, 2014.

The accrued legal settlements are presented as liabilities from discontinued operation in the accompanying balance sheets (see Note 7).

The Company is currently not aware of any other such legal proceedings or claims that they believe will have, individually or in the aggregate, a material adverse affect on its business, financial condition or operating results except for the items described above and in Note 9 Subsequent Events. Litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm its business.

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

NOTE 6 – CONCENTRATIONS

Geographic and Employment

Our operations are concentrated in the South Florida region. We are reliant on the services of two full time employees, one who runs management and operations of the Company and one interior designer.

Revenue and Accounts Receivable

During the six months ended June 30, 2014, 54% of revenues were derived from three customers at 34%, 11% and 9%.

At June 30, 2014, 64% of accounts receivable were derived from three customers at 29%, 21% and 14%.

Table of Contents	8

NOTE 7 - Discontinued Operations

In March 2013, management decided to exit the health care provider business and change the Company's strategy in order to focus on its interior design business. Accordingly, the financial statements have been presented in accordance with ASC 205-20, Discontinued Operations.

The following table illustrates the reporting of the discontinued operations included in the Statements of Operations for the six months ended June 30, 2014 and 2013:

	Six Months Ended June 30,
	2014	2013
		(restated)
Patient Service Revenue (net of contractual
allowances and discounts)	$—	$109,463

Operating expenses:
Cost of services-physicians	—	225,964
General and administrative	—	211,530
Total operating expenses	—	437,494

Benefit from income taxes	—	116,816

Loss on discontinued operations	$—	$(211,215)

As of June 30, 2014 and December 31, 2013, liabilities from discontinued operations are listed below:

	June 30, 2014	December 31, 2013
Accrued legal settlements	$109,379	$119,379

NOTE 8 – RESTATEMENT OF PRIOR YEARS COMPARATIVE FINANCIAL STATEMENTS

The Company made adjustments to the condensed statement of operations and condensed statement of cash flows as of June 30, 2013. The adjustment of $187,950 appears as benefit from income taxes in the condensed statement of operations and refundable income taxes in the condensed statement of cash flows. This adjustment reflects the tax benefit from net operating losses which were not previously recorded. The Company originally treated these amounts as fully reserved deferred tax assets. Under FASB ASC 740 an asset is recognized for the amount of refundable income taxes and the anticipated claim for refund is reported as a tax benefit in the statement of income. In accordance with ASC 740, the statements have been restated to reflect the tax benefit.

Table of Contents	9

NOTE 9 – SUBSEQUENT EVENTS

On July 14, 2014, the holders of 52.5% of the Company’s outstanding Common Stock voted to amend the Company’s Certificate of Incorporation to increase the total number of shares of all classes of stock. Under the amendment, the total number of shares outstanding was increased from 110,000,000 shares to 310,000,000 shares comprised of 300,000,000 shares of Common Stock and 10,000,000 shares of Preferred Stock. The number of shares previously authorized was 110,000,000 comprised of 100,000,000 shares of Common Stock and 10,000,000 shares of preferred stock. The par value of both the Common and Preferred shares remained unchanged at $0.0001 per share. This amendment was effective as of July 17, 2014.

On July 7, 2014, the Company received notification that one of the hospitalist physicians may be named in a lawsuit. Because this matter is in the early stages, the claim for damages, if any, has not yet been determined. Legal council has been retained by the Company’s insurance carrier.

Table of Contents	10

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

Overview

In Spring 2013 we ceased operating in the health care industry and launched an interior design business targeting budget minded individuals. The business operates under the trade name Integrated Interior Design. We have already begun generating revenues from providing decorator services, which are billed on hourly and per diem rates. The business is operating in South Florida and will expand regionally and nationally. The business provides interior design, interior staging, accompanied shopping, paint color selection, architectural drawing and other services.

Our internet site, www.IntegratedInteriorDesigns.com officially launched on June 1, 2013.

Critical Accounting Policies

Accounts Receivable

The Company had substantially no accounts receivable from customers at December 31, 2013. At June 30, 2014 accounts receivable, net was $9,549.

The determination of contractual and bad debt allowances constitutes a significant estimate. Accounts receivable represent amounts due from customers for design services. Accounts receivable are recorded and stated at the amount expected to be collected and have been adjusted to reflect the allowance for uncollectible amounts of approximately $5,881 at June 30, 2014.

Table of Contents	11

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

Liquidity and Capital Resources

As of June 30, 2014, we had total current assets of $649,529, consisting primarily of $443,319 in Cash and $196,661 in Refundable Income Taxes. We had total current liabilities as of June 30, 2014 of $190,286.

We believe that we have sufficient capital to cover all anticipated operations during the next twelve months: cash on hand was $443,319 of June 30, 2014. Additionally, we are generating revenue from our interior design services. We believe that these amounts are adequate to fund the company’s current projected capital requirements for at least twelve months. We do not presently have any material commitments for capital expenditures.

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

Table of Contents	12

Results of Operations for the Three Months Ended June 30, 2014 and 2013

During the quarter ended June 30, 2014 we generated revenue of $59,280 compared to revenue of $2,162 in the quarter ended June 30, 2013 from our current operations. During the quarter ended June 30, 2014 the company incurred $43,065 in Cost of Services compared to no cost during the same period in 2013. Our gross margin for the quarter ended June 30, 2014 was 27.4%. The increase in Cost of Services in 2014 is directly attributable to the increase in our revenue.

All operating expenses during both periods consisted of General and Administrative expenses, which totaled $120,544 during the quarter ended June 30, 2014 which increased from $111,793 during the same period in 2013. During the quarter ended June 30, 2014 we suffered a loss from continuing operations of $66,230, which was a decrease from $72,915 during the same period in 2013. Also, during the quarter ended June 30, 2013 we suffered a loss on discontinued operations of $98,134. We had no loss on discontinued operations during the quarter ending June 30, 2014. In total, we incurred a net loss during the quarter ended June 30, 2014 of $66,230 as opposed to incurring a net loss of $171,049 during the quarter ended June 30, 2013.

Results of Operations for the Six Months Ended June 30, 2014 and 2013

During the six months ended June 30, 2014 we generated revenue of $99,420 compared to revenue of $2,162 in the six months ended June 30, 2013 from our current operations. During the six months ended June 30, 2014, the Cost of Services was $53,689, which was an increase of $47,948 from the Cost of Services during the same period in 2013, which totaled $5,741. Our gross margin for the six month period ended June 30, 2014 was 46%. The increase in Cost of Services in 2014 is directly attributable to the increase in our revenue.

All operating expenses during both periods consisted of General and Administrative expenses, which totaled $202,822 during the six months ended June 30, 2014 which increased from $196,177 during the same period in 2013. During the six months ended June 30, 2014 we suffered a loss from continuing operations of $81,803, which was a decrease from $128,615 during the same period in 2013. Also, during the six months ended June 30, 2013 we suffered a loss on discontinued operations of $211,215. We had no loss on discontinued operations during the six months ending June 30, 2014. In total, we incurred a net loss during the six months ended June 30, 2014 of $81,803 as opposed to incurring a net loss of $339,830 during the six months ended June 30, 2013.

Off Balance Sheet Arrangements

As of June 30, 2014, there were no off balance sheet arrangements.

Recent Accounting Pronouncements

We do not expect the adoption of any recent accounting pronouncements to have a material effect on our financial statements.

ITEM 4.  CONTROLS AND PROCEDURES

In connection with the preparation of this quarterly report on Form 10-Q, an evaluation was carried out by our management, with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act")) as of June 30, 2014. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures.

Based on that evaluation, our management concluded, as of the end of the period covered by this report, that our disclosure controls and procedures were effective in recording, processing, summarizing, and reporting information required to be disclosed, within the time periods specified in the SEC's rules and forms.

Table of Contents	13

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the quarter ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting

PART II. OTHER INFORMATION

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

This matter involves a 66 year old white male who developed a MRSA (methicillin-resistant staphylococcus aureus) infection following a craniotomy to remove a suspected meningioma.  Preoperatively the MRIs were interpreted as revealing a meningioma, but the craniotomy revealed a lymphoma-type tumor. Postoperatively, the patient developed a brain abscess that required drainage.  The case involves multiple Defendants and the Plaintiff’s two basic allegations are:  (1) Failure to properly interpret the brain MRIs preoperatively (this is directed at the radiologist preoperatively); and (2) Failure to diagnose a MRSA infection and brain abscess following the craniotomy on May 6, 2009.  The patient died on September 24, 2009. The suit commenced October 18, 2011 and the case is pending in the circuit court of the 17 Judicial Circuit in and for Broward County, FL, Case # 11-10485. The claim is for unspecified monetary damages. The Company is defending this case vigorously and, while the claims for damages have not been quantified, the Company does not believe that a negative decision would have a material impact on the Company.

On July 7, 2014, we received notification that one of our former hospitalist physicians may be named in a lawsuit. Because this matter is in the early stages, the claim for damages, if any has not yet been determined. Our insurance carrier has retained legal counsel for this matter.

We are not aware of any other pending or threatened litigation against us that we expect will, individually or in the aggregate, have a material adverse effect on our business, financial condition, liquidity, or operating results. We cannot assure you that we will not be adversely affected in the future by legal proceedings.

Table of Contents	14

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Effective June 10, 2014 the Company issued restricted shares of its common stock as follows:

2,700,000 shares of common stock were issued to Billy A. Bloom for services rendered. The Company and Mr. Bloom agreed that the shares had a value of $2,700. The Company subsequently recorded the issuance of these shares in its financial statements as having a fair value of $24,570 ($0.0091 per share).

2,700,000 shares of common stock were issued to James Dodrill for legal services rendered. The Company and Mr. Dodrill agreed that the shares had a value of $2,700. The Company subsequently recorded the issuance of these shares in its financial statements as having a fair value of $24,570 ($0.0091 per share).

The Company relied on Section 4(2) of the Securities Act for both of these issuances as each recipient is a sophisticated, accredited investor who had access to the current information regarding the Company as well as the ability to ask questions of management of the Company.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 5.  OTHER INFORMATION

None.

Table of Contents	15

ITEM 6. EXHIBITS

Exhibit No. Description

3.1(a)# Articles of Incorporation of the Company.

3.1(b) * Articles of Amendment of Articles of Incorporation.

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

#Filed in the Registrant’s Registration Statement on Form S-1 on October 4, 2014.

*Filed in the Amendment 1 to the Registrant’s Registration Statement on Form S-1 on January 3, 2014.

Table of Contents	16

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf by the undersigned, thereunto duly authorized.

Integrated Inpatient Solutions, Inc.

Date: August 14, 2014	By:	/s/ Osnah Bloom
Osnah Bloom Principal Executive Officer and Principal Financial Officer

Table of Contents	17