Form 10-Q
period 2014-09-30
Integrated Inpatient Solutions, Inc.
filed 2014-11-19
CIK 1174672

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-Q

———————

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2014

or

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

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[x]

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No[x]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 18, 2014
Common Stock	158,503,951

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS	16

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	16

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES	16

ITEM 4.	MINE SAFETY DISCLOSURES	16

ITEM 5.	OTHER INFORMATION	16

ITEM 6.	EXHIBITS	17

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

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Integrated Inpatient Solutions, Inc. and Subsidiary
Condensed Consolidated Balance Sheets
	September 30,	December 31,
	2014	2013
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$342,751	$538,633
Accounts receivable, net	35,893	—
Notes receivable - related party	7,000	—
Goodwill	—	—
Refundable income taxes	515,644	121,677
Total current assets	901,288	660,310

Property and equipment, net	—	3,567

Other assets
Deposits	954	954
TOTAL ASSETS	$902,242	$664,831

LIABILITIES AND STOCKHOLDER'S EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$113,642	$51,407
Deferred revenue	147,670	—
Liabilities from discontinued operation	109,379	119,379
Total current liabilities	370,691	170,786

TOTAL LIABILITIES	370,691	170,786

Commitments and contingencies (See Note 5)

Stockholders’ equity
Preferred stock, $0.0001 par value, 10,000,000 shares authorized; 250,000 shares issued and outstanding as of September 30, 2014 and December 31, 2013	25	25
Common stock, $0.0001 par value, 300,000,000 shares authorized; 158,503,951 and 48,612,365 shares issued and outstanding as of September 30, 2014 and December 31, 2013, respectively	15,850	4,861
Additional paid-in capital	1,011,198	137,114
Retaining earnings	(495,522)	352,045
Total Stockholders’ equity	531,551	494,045

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$902,242	$664,831

The accompanying notes are an integral part of the condensed consolidated unaudited financial statements.

Table of Contents	1

Integrated Inpatient Solutions, Inc. and Subsidiary
Condensed Consolidated Statement of Operations
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Revenues
Design fees	$80,963	$8,064	$180,383	$10,226
Service fees-time share	—	—	—
	80,963	8,064	180,383	10,226
Cost of services
Design	95,508	2,430	149,197	8,171
Time share	5,700	—	5,700	—
	101,208	2,430	154,897	8,171
Gross profit	(20,245)	5,634	25,486	2,055
Operating expenses
General and administrative	691,653	172,701	894,475	368,871
Impairment of goodwill acquired in Integrated Timeshare Solutions Inc.	372,965	—	372,965	—
Loss from continuing operations	(1,084,863)	(167,067)	(1,241,954)	(366,816)
Interest Income	116	—	420	—
Net loss before (provision) benefit for income taxes	(1,084,747)	(167,067)	(1,241,534)	(366,816)
Benefit from income taxes on continuing operations	318,983	25,970	393,967	95,347
Loss from continuing operations	(765,764)	(141,097)	(847,567)	(271,469)
Discontinued operations:
Loss from discontinued operations	—	(388,904)	—	(716,934)
Benefit from income taxes	—	60,454	—	186,355
Loss from discontinued operations	—	(328,450)	—	(530,579)
Net loss	$(765,764)	$(469,547)	$(847,567)	$(802,048)
Net loss per share - basic
Loss from continuing operations	$(0.01)	$(0.00)	$(0.01)	$(0.01)
Loss from discontinued operations	(0.00)	(0.01)	(0.00)	(0.01)
Net income (loss) per share - basic	$(0.01)	$(0.01)	$(0.01)	$(0.02)
Net loss per share - diluted
Loss from continuing operations	$(0.01)	$(0.00)	$(0.01)	$(0.01)
Loss from discontinued operations	(0.00)	(0.01)	(0.00)	(0.01)
Net loss per share - diluted	$(0.01)	$(0.01)	$(0.01)	$(0.02)

Weighted average number of common shares outstanding - basic	93,764,599	48,612,365	64,224,107	48,612,365

Weighted average number of common shares outstanding - diluted	93,764,599	48,612,365	64,224,107	48,612,365

The accompanying notes are an integral part of the condensed consolidated unaudited financial statements.

Table of Contents	2

Integrated Inpatient Solutions, Inc. and Subsidiary
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine months ended September 30,
	2014	2013
		(Restated)
Cash Flow from Operating Activities
Net Loss	$(847,567)	$(271,469)
Plus loss from discontinued operations, net of income taxes	—	(530,579)
Loss from continuing operations, net of income taxes	(847,567)	(802,048)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	3,567	7,551
Provision for doubtful accounts	9,537	—
Stock issued for services	506,842	—
Impairment of goodwill	372,965	—
Changes in operating assets and liabilities:
Accounts receivable	(45,430)	—
Refundable income taxes	(393,967)	(281,702)
Other assets	—	3,515
Accounts payable and accrued expenses	50,395	11,265
Deferred revenue	147,670	—
Net cash used in operating activities from continuing operations	(195,988)	(1,061,419)
Net cash (used in) provided by operating activities from discontinued operations	(10,000)	452,890
Net cash used in operating activities	(205,988)	(608,529)

Cash Flows from Investing Activity
Cash acquired in acquisition of subsidiary	10,106	—
Net cash received from investing activity	10,106	—

Net decrease in cash	(195,882)	(608,529)

Cash - Beginning of year	538,633	927,895
Cash - End of the period	$342,751	$319,366

Supplemental Cash Flow Disclosure

Issuance of common stock for acquisition of $7,000 in notes receivable - related party and assumption of accounts payable and due to related party of $11,840.

The accompanying notes are an integral part of the condensed consolidated unaudited financial statements.

Table of Contents	3

Integrated Inpatient Solutions, Inc. and Subsidiary

Notes to Condensed Consolidated Financial Statements

September 30, 2014

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

The Company sold the hospitalist business during February 2012. At that time, the Company changed its name from Inpatient Clinical Solutions, Inc. to Integrated Inpatient Solutions, Inc. In November 2011, the Company entered into an agreement with a hospital to provide intensives services. Under the exclusive agreement, the Company provided critical care intensives coverage for all medical and surgical intensive care unit patients at the hospital. The physicians included full-time employees, part-time and temporary physicians as well as contracted physician providers. The intensivist agreement was terminated in January 2013.

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

On August 26, 2014, the Company entered into a Share Exchange Agreement pursuant to which the Company agreed to acquire all of the outstanding capital stock of Integrated Timeshare Solutions, Inc. (“ITS”), a Nevada corporation in exchange for newly issued shares of the Company’s common stock. Accordingly, as a result of the exchange, ITS is now a wholly owned subsidiary of the Company. ITS was established on July 2, 2014 as a real estate consulting firm specializing in timeshare liquidation and mortgage relief. The Company intends to carry on the business of ITS and also continue its current line of business.

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

Integrated Inpatient Solutions, Inc. and Subsidiary

Notes to Condensed Consolidated Financial Statements

September 30, 2014

(Unaudited)

The financial information furnished herein reflects all adjustments, consisting of normal recurring items that, in the opinion of management, are necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the interim periods. The results of operations for the three and nine months ended September 30, 2014 are not necessarily indicative of the results to be expected for the year ending December 31, 2014.

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of Integrated Inpatient Solutions, Inc. and its wholly-owned subsidiary Integrated Timeshare Solutions, Inc. All intercompany transactions and balances have been eliminated in consolidation.

Pro-forma Financial Information

As described in Note 1, the Company completed the Share Exchange Agreement on August 26, 2014. The following unaudited pro-forma information presents the combined results of operations for the nine months ended September 30, 2014 as if the Merger with Integrated Timeshare Solutions, Inc. had been completed on January 1, 2014.

Nine Months Ended September 30, 2014

Revenue	$180,383
Net loss	$(901,840)
Net loss per common share, basic and diluted	$(0.01)

On August 26, 2014, Integrated Inpatient Solutions, Inc. purchased 100% of the outstanding shares Integrated Timeshare Solutions, Inc. for 47,278,932 shares of common stock with a fair value of $378,231.

Purchase price	$378,231

Cash	$10,106
Notes receivable – related party	$7,000
Accounts payable	$(3,250)
Due to related party	$(8,590)
Purchase price differential	$372,965

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

Table of Contents	5

Integrated Inpatient Solutions, Inc. and Subsidiary

Notes to Condensed Consolidated Financial Statements

September 30, 2014

(Unaudited)

Cash

The Company considers cash in banks and other highly liquid investments with insignificant interest rate risk and maturities of three months or less at the time of acquisition to be cash and cash equivalents. At September 30, 2014 and December 31, 2013, the Company had no cash equivalents. The Company maintains cash accounts in financial institutions that are guaranteed by the Federal Deposit Insurance Corporation (“FDIC”). There was no excess amount at September 30, 2014. Deposits in excess of the FDIC insurance amount of $250,000 totaled approximately $245,000 at December 31, 2013. There were no deposits in excess amount of the FDIC insurance amount of $250,000 at September 30, 2014.

Accounts Receivable

Accounts receivable represent amounts due from customers for design services and customers relinquishing their Timeshares. Accounts receivable from customers for design services are recorded and stated at the amount expected to be collected and reflect an allowance for uncollectible amounts of $9,537 at September 30, 2014. The Company had no accounts receivable from customers for design services at December 31, 2013. Accounts receivable from customers relinquishing their Timeshares is $9,000 at September 30, 2014. This amount is being held by American Express as a chargeback reserve through March 14, 2015. American Express places a six month hold on transactions dealing with Timeshares.

Property and Equipment

Property and equipment are recorded at cost and depreciated on a straight-line basis over the estimated useful life of the asset. Expenditures for major renewals and betterments that extend the useful lives of property and equipment are capitalized. Expenditures for maintenance and repairs are charged to expense as incurred.

Impairment of Long-Lived Assets

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recovered. The Company determined that there were no impairments of long-lived assets as of December 31, 2013. As of September 30, 2014, the Company recorded an impairment expense of $372,965 associated with its purchase of all of the outstanding of capital stock of Integrated Timeshare Solutions, Inc. (See Note 2 – pro-forma financial information).

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

The carrying amounts of the Company’s financial assets and liabilities, such as cash, accounts receivable, deposits, accounts payable and accrued expenses approximate their fair values because of the short maturity of these instruments.

Table of Contents	6

Integrated Inpatient Solutions, Inc. and Subsidiary

Notes to Condensed Consolidated Financial Statements

September 30, 2014

(Unaudited)

Revenue Recognition

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

Interior Design – The Company provides design services billed at hourly rates. The Company recognizes revenue from design services when the services are rendered to the customers.

Timeshare Liquidation – The Company earns revenue from timeshare liquidation and mortgage relief services. The company offers services for timeshare owners that either owns their timeshare outright and for those that have a mortgage on their property, and are interested in exiting their timeshare property. The Company recognizes revenue when the transactions are closed. Deposits received prior to closing transactions are recorded as deferred revenue. Costs incurred prior to the contract closings are expensed as incurred.

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

As of September 30, 2014 and 2013, we had 250,000 shares of Convertible Preferred Stock outstanding convertible into 2,500,000 common shares and 141,839,814 shares contingently issuable shares based on the former shareholders of ITS reaching certain milestones.

Table of Contents	7

Integrated Inpatient Solutions, Inc. and Subsidiary

Notes to Condensed Consolidated Financial Statements

September 30, 2014

(Unaudited)

Recent Accounting Pronouncements

In August 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-15 on “Presentation of Financial Statements Going Concern (Subtopic 205-40) – Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern”. Currently, there is no guidance in U.S. GAAP about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern or to provide related footnote disclosures. The amendments in this Update provide that guidance. In doing so, the amendments are intended to reduce diversity in the timing and content of footnote disclosures. The amendments require management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. Specifically, the amendments (1) provide a definition of the term substantial doubt, (2) require an evaluation every reporting period including interim periods, (3) provide principles for considering the mitigating effect of management’s plans, (4) require certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans, (5) require an express statement and other disclosures when substantial doubt is not alleviated, and (6) require an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). The amendments in this Update are effective for public and non-public entities for annual periods ending after December 15, 2016. Early adoption is permitted. We are currently reviewing the provisions of this ASU to determine if there will be any impact on our results of operations, cash flows or financial condition.

All other newly issued accounting pronouncements but not yet effective have been deemed either immaterial or not applicable.

NOTE 3 - PROPERTY AND EQUIPMENT

The Company’s property and equipment consisted of the following at September 30, 2014 and December 31, 2013:

			Estimated
	2014	2013	Useful Life

Computer and Office Equipment	$33,868	$33,868	5 -7 years
Furniture and Fixtures	18,530	18,530	7 years
	52,398	52,398
Less: Accumulated Depreciation	(52,398)	(48,831)
	$—	$3,567

Depreciation expense for the nine month period ended September 30, 2014 and 2013 was $3,567 and $7,551, respectively.

NOTE 4 - STOCKHOLDERS' EQUITY

Preferred Stock

The Company has 10,000,000 authorized shares of non-redeemable, convertible preferred stock with a par value of $.0001. Each share of preferred stock is convertible to 10 shares of common stock.

Common Stock

On June 10, 2014, the Company issue 2,700,000 shares of common stock to an employee for services with a fair value of $24,570.

Table of Contents	8

Integrated Inpatient Solutions, Inc. and Subsidiary

Notes to Condensed Consolidated Financial Statements

September 30, 2014

(Unaudited)

On June 10, 2014, the Company issued 2,700,000 shares of common stock to a non-related party for services with a fair value of $24,570.

On August 26, 2014, the Company issued 25,411,801 shares of common stock our CEO for services rendered with a fair value of $203,294.

On August 26, 2014, the Company issued 26,833,992 shares of common stock to a related party for services rendered with a fair value of $214,672.

On August 26, 2014, the Company issued 21,296,816 shares of common stock to non-related party in exchange for 450,000 shares of Integrated Timeshare Solutions, Inc. with a fair value of $170,375. (See Note 2 – pro-forma financial information).

On August 26, 2014, the Company issued 21,296,816 shares of common stock to non-related party in exchange for 450,000 shares of Integrated Timeshare Solutions, Inc with a fair value of $170,375. (See Note 2 – pro-forma financial information).

On August 26, 2014, the Company issued 4,685,300 shares of common stock to non-related party in exchange for 100,000 shares of Integrated Timeshare Solutions, Inc with a fair value of $37,481. (See Note 2 – pro-forma financial information).

On August 26, 2014, the Company issued 4,966,855 shares of common stock to a related party for legal with fair value of $39,736.

NOTE 5 - COMMITMENT AND CONTINGENCIES

Commitment

In April 2013, the Company entered into a new one year office lease agreement at $450 per month, the lease expired in May 2014. The office space is now being occupied on a month to month basis. Total rent expense for the nine months ended September 30, 2014 was $4,293 and $9,297, respectively.

On August 26, 2014, the Company entered into a Share Exchange Agreement pursuant to which the Company agreed to acquire all of the outstanding capital stock of Integrated Timeshare Solutions, Inc. (“ITS”), a Nevada corporation in exchange for newly issued shares of the Company’s common stock.

On August 26, 2014, the Company entered into an employment agreement with its Chief Executive Officer. The agreement is for a period of two years unless renewed or extended by both parties. The agreement provides an annual base salary of $80,000. The Officer is also eligible for a bonus payment based on the gross revenue achieved by the Company at the end of each twelve month period following commencement of this agreement. The bonuses are ranging from $40,000 to $100,000 for the gross revenues ranging from $3,750,000 to $7,500,000 and over $7,500,000.

On August 26, 2014, the Company entered into an employment agreement with its Senior Vice President of Sales. The agreement is for a period of two years unless renewed or extended by both parties. The agreement provides an annual base salary of $80,000. The Officer is also eligible for a bonus payment based on the gross revenue achieved by the Company at the end of each twelve month period following commencement of this agreement. The bonuses are ranging from $40,000 to $100,000 for the gross revenue ranging from $3,750,000 to $7,500,000 and over $7,500,000.

Table of Contents	9

Integrated Inpatient Solutions, Inc. and Subsidiary

Notes to Condensed Consolidated Financial Statements

September 30, 2014

(Unaudited)

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

In November 2011, the Company became involved in a legal settlement relating to a malpractice claim for $100,000. As a result of the settlement agreement, the Company agreed to pay a total amount of $100,000 and in December 2011 and September 2013 additional $30,000 and $50,000, respectively, was owed, which resulted in a total of $180,000 of liability. As of September 30, 2014, the remaining balance is approximately $109,000 which is due in equal yearly installments of $20,000 over the next five years.

The Company made payments of $10,000 on this obligation during the nine month period ended September 30, 2014.

The accrued legal settlements are presented as liabilities from discontinued operation in the accompanying balance sheets (see Note 8).

The Company is currently not aware of any other such legal proceedings or claims that they believe will have, individually or in the aggregate, a material adverse affect on its business, financial condition or operating results. Litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm its business.

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

NOTE 6 – NOTES RECEIVABLE – RELATED PARTY

On July 2, 2014, Integrated Timeshare Solutions, Inc, the Company’s wholly-owned subsidiary received a promissory note from a related party in exchange for $5,000. The note is non-interest bearing and due and payable in ten (10) monthly installments beginning January 1, 2015. If not sooner paid, the remaining indebtedness shall be due and payable on October 1, 2015.

Table of Contents	10

Integrated Inpatient Solutions, Inc. and Subsidiary

Notes to Condensed Consolidated Financial Statements

September 30, 2014

(Unaudited)

On August 14, 2014, Integrated Timeshare Solutions, Inc, the Company’s wholly-owned subsidiary received a promissory note from a related party in exchange for $2,000. The note is non-interest bearing and due and payable in ten (10) monthly installments beginning January 1, 2015. If not sooner paid, the remaining indebtedness shall be due and payable on October 1, 2015.

NOTE 7 – CONCENTRATIONS

Geographic and Employment

Our operations are concentrated in the South Florida region. We are reliant on the services of two full time executives who manage the operations of the Company.

Revenue and Accounts Receivable

During the nine months ended September 30, 2014, approximately 59% of revenues from the design business were derived from our top three customers at 33%, 15% and 11% of net revenue.

At September 30, 2014, 61% of accounts receivable were derived from three customers at 35%, 13% and 13%.

Accounts receivable from customers relinquishing their Timeshares was $9,000 at September 30, 2014. This amount is being held by American Express as a charge back reserve until March 14, 2015. American Express places a six month hold on any transactions involving Timeshares.

NOTE 8 - Discontinued Operations

In March 2013, management decided to exit the health care provider business and change the Company's strategy in order to focus on its interior design business. Accordingly, the financial statements have been presented in accordance with ASC 205-20, Discontinued Operations.

The following table illustrates the reporting of the discontinued operations included in the Statements of Operations for the nine months ended September 30, 2014 and 2013:

	Nine Months Ended September 30,
	2014	2013

Patient Service Revenue (net of contractual allowances and discounts)	$—	$123,642

Operating expenses:
Cost of services-physicians	—	233,178
General and administrative	—	607,398
Total operating expenses	—	840,576

Benefit from income taxes	—	186,355

Loss on discontinued operations	$—	$(530,579)

Table of Contents	11

Integrated Inpatient Solutions, Inc. and Subsidiary

Notes to Condensed Consolidated Financial Statements

September 30, 2014

(Unaudited)

As of September 30, 2014 and December 31, 2013, liabilities from discontinued operations are listed below:

	September 30, 2014	December 31, 2013

Accrued legal settlements	$109,379	$119,379

NOTE 9 – SEGMENT REPORTING

The Company has two operating segments, namely, an interior design segment and time share liquidation segment. The Company’s operating segments are each reportable segments because their activities are not economically similar. Presented below are the revenues and net loss for each segment for the three and nine months ended September 30, 2014 and 2013.

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Revenue:
Interior Design	$80,963	$8,064	$180,383	$10,226
Time Share Services	—	—	—	—
	80,963	8,064	180,383	10,226
Net Loss:
Interior Design	(403,052)	(141,097)	(496,806)	(271,469)
Time Share Services	(362,712)	—	(350,761)	—
	$(765,764)	$(141,097)	$(847,567)	$(271,469)

Table of Contents	12

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

Additionally, on August 26, 2014 we entered into a Share Exchange Agreement (the “Exchange Agreement”) pursuant to which we agreed to acquire all of the outstanding capital stock of Integrated Timeshare Solutions, Inc., a Nevada corporation (“ITS”), which as a result of the transaction is a wholly owned subsidiary of ours. ITS is a real estate consulting firm specializing in timeshare liquidation and mortgage relief and its business seeks to help the approximately 7 million unhappy timeshare owners by providing resources and advice on how to eliminate the financial liability that comes with timeshare ownership. We intend to carry on the business of ITS and also continue our efforts in the interior design business.

Critical Accounting Policies

Accounts Receivable

The Company had substantially no accounts receivable from customers at December 31, 2013. At September 30, 2014 accounts receivable was $35,893.

Table of Contents	13

The determination of contractual and bad debt allowances constitutes a significant estimate. Accounts receivable represent amounts due from customers for design services. Accounts receivable are recorded and stated at the amount expected to be collected and have been adjusted to reflect the allowance for uncollectible amounts of approximately $9,537 at September 30, 2014.

Revenue Recognition

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

Interior Design – The Company provides design services billed at hourly rates. The Company recognizes revenue from design services when the services are rendered to the customers.

Timeshare Liquidation – The Company earns revenue from timeshare liquidation and mortgage relief services. The Company offers services for timeshare owners that either own their timeshare outright and for those that have a mortgage on their property, and are interested in exiting their timeshare property. The Company recognizes revenue when the transactions are closed. Deposits received prior to closing transactions are recorded as deferred revenue. Costs incurred prior to the contract closings are expensed as incurred.

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

Liquidity and Capital Resources

As of September 30, 2014, we had total current assets of $901,288, consisting primarily of $342,751 in Cash and $515,644 in Refundable Income Taxes. We had total current liabilities as of September 30, 2014 of $370,691.

We believe that we have sufficient capital to cover all anticipated operations during the next twelve months: cash on hand was $342,751 of September 30, 2014. Additionally, we are generating revenue from our interior design services. We believe that these amounts are adequate to fund the company’s current projected capital requirements for at least twelve months. We do not presently have any material commitments for capital expenditures.

Table of Contents	14

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

Results of Operations for the Three Months Ended September 30, 2014 and 2013

During the quarter ended September 30, 2014 we generated revenue of $80,963 compared to revenue of $8,064 in the quarter ended September 30, 2014 from our interior design operations. Through September 30, 2014, however, we have not generated any service fees from our time share business operations.

During the quarter ended September 30, 2014 the Cost of Services for our design operations totaled $95,508 and for our time share operations totaled $5,700. This compared to $2,430 and $0, respectively for the quarter ended September 30, 2013.

All operating expenses during both periods consisted of General and Administrative expenses of $691,653 and impairment of goodwill of $372,965, which totaled $1,064,618 during the quarter ended September 30, 2014, which increased from $172,701 during the same period in 2013. During the quarter ended September 30, 2014 we suffered a loss from continuing operations of $1,084,863, which was an increase from our loss of $167,067 during the same period in 2013. Also, during the quarter ended September 30, 2013 we suffered a loss on discontinued operations of $328,450. We had no loss on discontinued operations during the quarter ending September 30, 2014. In total, we incurred a net loss during the quarter ended September 30, 2014 of $765,764 as opposed to incurring a net loss of $469,547 during the quarter ended September 30, 2013.

Results of Operations for the Nine months Ended September 30, 2014 and 2013

During the nine months ended September 30, 2014 we generated revenue of $180,383 compared to revenue of $10,226 in the nine months ended September 30, 2014 from our interior design operations. Through September 30, 2014, however, we have not generated any service fees from our time share business operations.

During the nine months ended September 30, 2014 the Cost of Services for our design operations totaled $149,197 and for our time share operations totaled $5,700. This compared to $8,171 and $0, respectively for the nine months ended September 30, 2013.

All operating expenses during both periods consisted of General and Administrative expenses of $894,475 and an impairment of goodwill of $372,965, which totaled $1,267,440 during the nine months ended September 30, 2014 which increased from $368,871 during the same period in 2013. During the nine months ended September 30, 2014 we suffered a loss from continuing operations of $1,241,954, which was an increase from our loss of $366,816 during the same period in 2013. Also, during the nine months ended September 30, 2013 we suffered a loss on discontinued operations of $530,579. We had no loss on discontinued operations during the nine months ending September 30, 2014. In total, we incurred a net loss during the nine months ended September 30, 2014 of $847,567 which was an improvement from the net loss of $802,048 we incurred during the nine months ended September 30, 2013.

Off Balance Sheet Arrangements

As of September 30, 2014, there were no off balance sheet arrangements.

Table of Contents	15

Recent Accounting Pronouncements

In August 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-15 on “Presentation of Financial Statements Going Concern (Subtopic 205-40) – Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern”. Currently, there is no guidance in U.S. GAAP about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern or to provide related footnote disclosures. The amendments in this Update provide that guidance. In doing so, the amendments are intended to reduce diversity in the timing and content of footnote disclosures. The amendments require management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. Specifically, the amendments (1) provide a definition of the term substantial doubt, (2) require an evaluation every reporting period including interim periods, (3) provide principles for considering the mitigating effect of management’s plans, (4) require certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans, (5) require an express statement and other disclosures when substantial doubt is not alleviated, and (6) require an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). The amendments in this Update are effective for public and non-public entities for annual periods ending after December 15, 2016. Early adoption is permitted. We are currently reviewing the provisions of this ASU to determine if there will be any impact on our results of operations, cash flows or financial condition.

All other newly issued accounting pronouncements but not yet effective have been deemed either immaterial or not applicable.

ITEM 4.  CONTROLS AND PROCEDURES

In connection with the preparation of this quarterly report on Form 10-Q, an evaluation was carried out by our management, with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act")) as of September 30, 2014. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures.

Based on that evaluation, our management concluded, as of the end of the period covered by this report, that our disclosure controls and procedures were effective in recording, processing, summarizing, and reporting information required to be disclosed, within the time periods specified in the SEC's rules and forms.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the quarter ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

Table of Contents	16

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 5.  OTHER INFORMATION

None.

Table of Contents	17

ITEM 6.  EXHIBITS

Exhibit No. Description

3.1(a)#	Articles of Incorporation of the Company.

3.1(b)*	Articles of Amendment of Articles of Incorporation.

3.1(c)*	Articles of Amendment of Articles of Incorporation.

3.1(d)*	September 2001 Consent of Board of Directors establishing preferred stock.

3.2#	Bylaws of the Company.

10.1*	Asset Purchase Agreement.

10.2*	Bill of Sale, Assignment and Assumption Agreement.

10.3*	Seller Noncompetition Agreement.

10.4*	Owner Noncompetition Agreement.

10.5*	Owner Consulting Agreement.

10.6+	Share Exchange Agreement between the Company and Integrated Timeshare Solutions, Inc.

10.7+	Employment Agreement with Osnah Bloom.

10.8+	Employment Agreement with Bradley Scott.

10.9+	Voting Agreement among the Company, Osnah Bloom, Dominic Alto, Bradley Scott and Josh M. Bloom

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to section 302 of the Sarbanes-Oxley act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to section 302 of the Sarbanes-Oxley act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

 # Filed in the Registrant’s Registration Statement on Form S-1 on October 4, 2014.

* Filed in the Amendment 1 to the Registrant’s Registration Statement on Form S-1 on January 3, 2014.

+ Filed in the Registrant’s Current Report on Form 8-K on August 29, 2014.

Table of Contents	18

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf by the undersigned, thereunto duly authorized.

Integrated Inpatient Solutions, Inc.

Date: November 19, 2014	By:	/s/ Osnah Bloom
Osnah Bloom Principal Executive Officer and Principal Financial Officer

Table of Contents	19