Form 10-K
period 2014-12-31
Integrated Inpatient Solutions, Inc.
filed 2015-04-15
CIK 1174672

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission file number:

Integrated Inpatient Solutions, Inc.

(Name of Registrant as specified in its charter)

Nevada	65-1011679
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

100 Linton Boulevard, Suite 213-B, Delray Beach, FL 33483

(Address of principal executive offices)

561-276-3737

(Registrant’s telephone number)

Securities registered pursuant to Section 12(b) of the Exchange Act:  None

Securities registered pursuant to Section 12(g) of the Exchange Act:

Common Stock

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

Indicate by check mark if the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes [ ] No [X ]

Indicate by check mark if the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the  Exchange  Act during the past 12 months (or for such shorter period that the registrant was required to file such reports),  and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [ ]

Indicate by check mark if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, a non-accelerated filer, or a smaller reporting company, See the definition of "large accelerated filer," "accelerated filer" and "smaller reporting company in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[X]

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

The Company’s revenues for the year ended December 31, 2014 were $312,510.

At the end of the registrant’s most recently completed second quarter, the aggregate market value of the common stock held by non-affiliates of the registrant (based on a closing price of $0.018 per share was $773,013.96.

The number of shares of the registrant's common stock outstanding as of March 30, 2015 was 158,503,951.

PART I.

Item 1.  DESCRIPTION OF THE BUSINESS

THE COMPANY – background and summary

Overview of the Company and its Prior Strategies

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

Our interior design business targets cost conscious individuals. The business operates under the trade name Integrated Interior Design. We have earn revenues from providing decorator services, which are billed on hourly and per diem rates. The business currently operates in South Florida and we intend to expand regionally and nationally. The business provides interior design, interior staging, accompanied shopping, paint color selection, architectural drawing and other services.

Additionally, on August 26, 2014 we entered into a Share Exchange Agreement pursuant to which the Company agreed to acquire all of the outstanding capital stock of Integrated Timeshare Solutions, Inc. (“ITS”) in exchange for newly issued shares of our common stock. Accordingly, as a result of the exchange ITS is now a wholly owned subsidiary of the Company. ITS was established on July 2, 2014 as a real estate consulting firm specializing in timeshare liquidation and mortgage relief. We commenced operations in that area industry upon consummation of the acquisition. As of this date, however, we have discontinued the operations of this subsidiary.

Our principal executive offices are located at 100 East Linton Boulevard, Suite 213-B, Delray Beach, FL 33483 and our telephone number is 561-276-3737. Our website is http://www.integratedinteriordesigns.com. Information contained on or accessed through our website or any other website does not constitute a part of this report.

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

Table of Contents	1

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

We are also building a network of firms that have businesses which complement our own, most recently adding a fully licensed architectural and construction firm. We use these services as an adjunct to our design services and provide specific details as to the specific job that are usually presented in a “project” manner, resulting in more extensive contracts with the client. Fees for these services are add-ons to our services which may or may not be billed through the Company.

Table of Contents	2

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

Employees

The Company currently employs two (2) individuals full time: one runs management and operations of the Company and one interior designer and talent. Additionally, the Company employs one individual on a part time basis who is responsible for bookkeeping, receivables and coordinating pickups and deliveries with clients and outsourced service providers.

Description Of Property

The Company does not own any real property or any interest in real property and does not invest in real property or have any policies with respect thereto as a part of its operations or otherwise.

The principal business address of the Company is 100 East Linton Boulevard, Suite 213-B, Delray Beach, FL 33483, which we rent under a lease that will be expiring in May 2015. We pay $450 per month for the lease of this office space.

Table of Contents	3

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

This matter involves a 66 year old white male who developed a MRSA (methicillin-resistant staphylococcus aureus) infection following a craniotomy to remove a suspected meningioma. The matter alleges (1) Failure to properly interpret the brain MRIs preoperatively (this is directed at the radiologist preoperatively); and (2) Failure to diagnose a MRSA infection and brain abscess following the craniotomy on May 6, 2009. The patient died on September 24, 2009. The suit commenced October 18, 2011 and the case is pending in the circuit court of the 17 Judical Circuit in and for Broward County, FL, Case # 11-10485. The claim is for unspecified monetary damages. The Company is defending this case vigorously and, while the claims for damages have not been quantified, the Company does not believe that a negative decision would have a material impact on the Company.

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

In the past, the Company has needed to borrow from our officer to fund operations since other sources of capital were not available to us. It is unclear whether we will be able to find other sources of capital or whether our officer will be willing to continue to provide capital to meet our needs.

We have changed the focus of our business.

Previously our business operations were focused exclusively on the health care industry. Following the sale of the majority of our assets in 2012, management decided to pursue opportunities in the interior design industry and unsuccessfully attempted to enter the real estate consulting industry. Our management team did not have experience in the real estate consulting industry and has limited experience in the interior design industry. This inexperience increases the risk that we will not be successful with our current business model or in industries outside of our core competencies in health care.

Table of Contents	4

Our limited operating history in our current industry makes it difficult to evaluate our current business and future prospects.

We have only recently begun operating in the interior design business. Previously we were involved in unrelated businesses. Therefore, we have a relatively limited operating history in executing our current business model. Our lack of operating history makes it difficult to evaluate our current business model and future prospects.

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

We are highly dependent on the services of Ozzie Bloom, our Chief Executive Officer. Ms. Bloom maintains responsibility for our overall corporate operational strategy. Ms. Bloom has a strong background in health care management and has supported, grown, marketed and integrated the Company's business plan with hospitals and various entities accessing the inpatient care continuum. Ms. Bloom is now an integral part of our interior design operations and the loss of her services would have a material adverse effect upon our business and prospects.

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

Our status as an “emerging growth company” under the JOBS Act of 2012 may make it more difficult to raise capital as and when we need it.

Table of Contents	5

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

Our executive officer is not subject to supervision or review by an independent board or audit committee.

Our board of directors consists of Osnah Bloom, our Chief Executive Officer, Billy A. Bloom, her ex-husband and Josh M. Bloom, their son. As Billy A. Bloom is employed by the Company and Josh M. Bloom is an heir to both Osnah Bloom and Billy A. Bloom, we do not presently have any independent directors. Also we do not have an independent audit or compensation committee. As a result, the activities of our executive officer are not subject to the review and scrutiny of an independent board of directors or an audit or compensation committee.

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

Risks related to our Common Stock.

Our stock trades at low prices per share and trades on the OTCPINK, which provides limited liquidity and significant volatility.

Since February 12, 2014 our Common Stock has been quoted on the OTC Market Group’s OTCPINK electronic quotation system (the “OTCPINK”). Although this ostensibly qualifies the Company as publicly trading, minimal actual trading occurs. For years our common stock was only quoted on OTC Pink and investors may have found it difficult to obtain accurate quotations of our common stock and may have experienced a lack of buyers to purchase such stock or a lack of market makers to support the stock price.  We believe that while these issues have diminished, they continue to exist as, due to our trading price, our Common Stock is referred to as a "penny stock" and is subject to various regulations involving certain disclosures that must be given to prospective buyers prior to their purchase of any penny stocks. These disclosures require purchasers to acknowledge they understand the risk associated with buying penny stocks and that they can absorb the entire loss of their investment. Accordingly, it is commonly believed that being a penny stock limits the liquidity of our common stock and the coverage of our stock by analysts.  The OTCPINK generally provides less liquidity than stock exchanges like NYSE or Nasdaq.  Stocks trading on the OTC markets may be very thinly traded and highly volatile.  Therefore, holders of the Company’s common stock may be unable to sell their shares at any price, whether or not such shares have been registered for resale.  A public trading market having the desired characteristics of depth, liquidity and orderliness depends on the presence in the marketplace of willing buyers and sellers of our common shares at any given time.  This presence depends on the individual decisions of investors and general economic and market conditions over which we have no control.  Given the lower trading volume of our common shares, significant sales of our common shares, or the expectation of these sales, could cause our share price to fall.

There may be a limited public market for our securities; we presently fail to qualify for listing on any national securities exchanges.

Table of Contents	6

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

Table of Contents	7

You may experience dilution of your ownership interests due to the future issuance of additional shares of our common stock.

As of that date of the filing of this Annual Report, we have 158,503,951 shares of our common stock issued and outstanding. We are authorized to issue up to 300,000,000 shares of common stock and 10,000,000 shares of preferred stock. We also have outstanding a total of 250,000 shares of Preferred Stock, which are convertible into 2,500,000 shares of our common stock at the election of the holder. The outstanding Preferred Stock provides no preferential rights to its holder. We may also issue additional shares of our common stock or other securities that are convertible into or exercisable for common stock in connection with the hiring of personnel, future acquisitions, future private placements of our securities for capital raising purposes or for other business purposes. Future sales of substantial amounts of our common stock, or the perception that sales could occur, could have a material adverse effect on the price of our common stock. If we need to raise additional capital to expand or continue operations, it may be necessary for us to issue additional equity or convertible debt securities. If we issue equity or convertible debt securities, the net tangible book value per share may decrease, the percentage ownership of our current stockholders may be diluted and such equity securities may have rights, preferences or privileges senior or more advantageous to our common stockholders.

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

Table of Contents	8

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

The principal business address of the Company is 100 East Linton Boulevard, Suite 213-B, Delray Beach, FL 33483, which we rent under a lease that will be expiring in May 2015. We pay $450 per month for the lease of this office space.

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

This matter involves a 66 year old white male who developed a MRSA (methicillin-resistant staphylococcus aureus) infection following a craniotomy to remove a suspected meningioma. The matter alleges (1) Failure to properly interpret the brain MRIs preoperatively (this is directed at the radiologist preoperatively); and (2) Failure to diagnose a MRSA infection and brain abscess following the craniotomy on May 6, 2009. The patient died on September 24, 2009. The suit commenced October 18, 2011 and the case is pending in the circuit court of the 17 Judical Circuit in and for Broward County, FL, Case # 11-10485. The claim is for unspecified monetary damages. The Company is defending this case vigorously and, while the claims for damages have not been quantified, the Company does not believe that a negative decision would have a material impact on the Company.

Table of Contents	9

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

The Company’s common stock is currently quoted on the OTC: Pink market.

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

2014

January 1, 2014 – March 31, 2014:	$0.025 - $0.008
April 1, 2014 – June 30, 2014:	$0.018 - $0.006
July 1, 2014 – September 30, 2014:	$0.0398 - $0.01
October 1, 2014 – December 31, 2014:	$0.025 - $0.0088

2013

January 1, 2013 – March 31, 2013:	$0.0099 - $0.004
April 1, 2013 – June 30, 2013:	$0.0085 - $0.0036
July 1, 2013 – September 30, 2013:	$0.0085 - $0.0036
October 1, 2013 – December 31, 2013:	$0.0043 - $0.008

2012

January 1, 2012 – March 31, 2012:	$0.04 - $0.011
April 1, 2012 – June 30, 2012:	$0.0292 - $0.006
July 1, 2012 – September 30, 2012:	$0.012 - $0.007
October 1, 2012 – December 31, 2012:	$0.01 - $0.0021

Market Information

Our common stock is currently quoted on the OTCPink. We also hope to have our common stock included for quotation on the Over the Counter Bulletin Board. There can be no assurance that a market maker will agree to file the necessary documents with FINRA, which operates the OTC Electronic Bulletin Board, nor can there be any assurance that such an application for quotation will be approved.

Holders

As of the date of this report there are 158,503,951 shares of common stock issued and outstanding.

As of April 13, 2015 there are 357 holders of record of our common stock.

Table of Contents	10

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

Issuer Purchases of Equity Securities

The Company did not repurchase any shares during the fiscal year ended December 31, 2014.

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

Table of Contents	11

Overview

The Company now provides interior design services targeting cost conscious individuals. The business operates under the trade name Integrated Interior Design. The Company earns revenues from providing decorator services which are billed on hourly and per diem rates. The interior design business currently operates in South Florida and will expand regionally and nationally. The business provides interior design, interior staging, accompanied shopping, paint color selection, architectural drawing and other design services.

On August 26, 2014, the Company entered into a Share Exchange Agreement pursuant to which the Company agreed to acquire all of the outstanding capital stock of Integrated Timeshare Solutions, Inc., a Nevada corporation (“ITS”) in exchange for newly issued shares of the Company’s common stock. Accordingly, as a result of the exchange, ITS is now a wholly owned subsidiary of the Company. ITS was established on July 2, 2014 as a real estate consulting firm specializing in timeshare liquidation and mortgage relief. The Company has discontinued the operations of this subsidiary.

Our internet site, www.IntegratedInteriorDesigns.com officially launched on June 1, 2013.

Critical Accounting Policies

Accounts Receivable

The Company had $58,927 in accounts receivable net of allowance for doubtful accounts of $6,987 from customers at December 31, 2014 compared to no accounts receivable at December 31, 2013.

The determination of contractual and bad debt allowances constitutes a significant estimate. Accounts receivable represent amounts due from customers. Accounts receivable are recorded and stated at the amount expected to be collected and have been adjusted to reflect the differences between charges and the estimated payment amounts.

Accounts receivable balances as of December 31, 2014 and December 31, 2013 were as follows:

	2014	2013
Accounts Receivable	$65,914	$—
Less: Allowances for Doubtful Accounts	6,987	—
	$58,927	$—

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

Interior Design – The Company provides design services billed at hourly rates. The Company recognizes revenue from design services when services are rendered to the customers.

Timeshare Liquidation – The Company earns revenue from timeshare liquidation and mortgage relief services. The company offers services for timeshare owners that either owns their timeshare outright and for those that have a mortgage on their property, and are interested in exiting their timeshare property. The Company recognizes revenue when the title has been transferred and the transaction is complete.

Table of Contents	12

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

Liquidity and Capital Resources

As of December 31, 2014, we had total current assets of $728,566, consisting of $372,206 in Cash, $237,077 in Refundable Income Taxes, $58,927 in net Accounts Receivable, $45,546 in Assets from discontinued operations and $14,810 in Prepaid expenses and other current assets. We had total current liabilities as of December 31, 2014 of $251,042.

We believe that we have sufficient capital to cover all anticipated operations during the next twelve months: cash on hand was $372,206 as of December 31, 2014. Additionally, we generated revenue from our operations of $312,510 for the year ended December 31, 2014 and anticipate continuing to generate revenue going forward. We believe that these amounts are adequate to fund the company’s current projected capital requirements for at least twelve months. We do not presently have any material commitments for capital expenditures.

The Company does not expect to purchase any plant or significant equipment over the next 12 months.

Results of Operations for the Years Ended December 31, 2014 and 2013

During the year ended December 31, 2014 we generated revenue of $312,510 from our interior design operations compared to revenue in the year ended December 31, 2013 of $14,102. During the year ended December 31, 2014 we also generated $40,787 in revenue from our time share services. As we were not operating in that industry during prior years there was no revenue generated previously.

All operating expenses during both years consisted of General and Administrative expenses, which totaled $766,769 during the year ended December 31, 2014 which increased from $458,401 during the year ended December 31, 2013. During the year ended December 31, 2014 we suffered a loss from continuing operations of $421,057 which was similar to the loss from continuing operations we suffered in the year ended December 31, 2013, $422,158. In total, we incurred a net loss during the year ended December 31, 2014 of $900,640, which was an improvement from our net loss of $1,076,758 during the year ended December 31, 2013. We attribute this improvement to greater sales as well as the mix of services rendered and products sold.

Our time share services suffered a net loss from operations of $479,583 during the year ended December 31, 2014. As with the revenues described above, as we were not operating in that industry in prior years we suffered no loss prior to this time.

Table of Contents	13

During the year ended December 31, 2014, approximately 63% of revenues from our interior design business were derived from our top three customers of 44%, 10% and 9% of net revenue and 76% of our accounts receivable were derived from two customers at 65% and 11%.

Off Balance Sheet Arrangements

As of December 31, 2014, there were no off balance sheet arrangements.

Recent Accounting Pronouncements

In June 2014, FASB issued Accounting Standards Update (“ASU”) No. 2014-10, “Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation”. The update removes all incremental financial reporting requirements from GAAP for development stage entities, including the removal of Topic 915 from the FASB Accounting Standards Codification. In addition, the update adds an example disclosure in Risks and Uncertainties (Topic 275) to illustrate one way that an entity that has not begun planned principal operations could provide information about the risks and uncertainties related to the company’s current activities. Furthermore, the update removes an exception provided to development stage entities in Consolidations (Topic 810) for determining whether an entity is a variable interest entity—which may change the consolidation analysis, consolidation decision, and disclosure requirements for a company that has an interest in a company in the development stage. The update is effective for the annual reporting periods beginning after December 15, 2014, including interim periods within that reporting period.  This updated guidance did not have a material impact on our results of operations, cash flows or financial condition.

In June 2014, FASB issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers”. The update gives entities a single comprehensive model to use in reporting information about the amount and timing of revenue resulting from contracts to provide goods or services to customers. The proposed ASU, which would apply to any entity that enters into contracts to provide goods or services, would supersede the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance throughout the Industry Topics of the Codification. Additionally, the update would supersede some cost guidance included in Subtopic 605-35, Revenue Recognition – Construction-Type and Production-Type Contracts. The update removes inconsistencies and weaknesses in revenue requirements and provides a more robust framework for addressing revenue issues and more useful information to users of financial statements through improved disclosure requirements. In addition, the update improves comparability of revenue recognition practices across entities, industries, jurisdictions, and capital markets and simplifies the preparation of financial statements by reducing the number of requirements to which an entity must refer. The update is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. This updated guidance is not expected to have a material impact on our results of operations, cash flows or financial condition.  We are currently reviewing the provisions of this ASU to determine if there will be any impact on our results of operations, cash flows or financial condition.

Table of Contents	14

In June 2014, FASB issued Accounting Standards Update (“ASU”) No. 2014-12, “Compensation – Stock Compensation (Topic 718 ); Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period”. The amendments in this ASU apply to all reporting entities that grant their employees share-based payments in which the terms of the award provide that a performance target that affects vesting could be achieved after the requisite service period. The amendments require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. A reporting entity should apply existing guidance in Topic 718 as it relates to awards with performance conditions that affect vesting to account for such awards. For all entities, the amendments in this ASU are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Earlier adoption is permitted. The effective date is the same for both public business entities and all other entities. Entities may apply the amendments in this ASU either (a) prospectively to all awards granted or modified after the effective date or (b) retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter. If retrospective transition is adopted, the cumulative effect of applying this Update as of the beginning of the earliest annual period presented in the financial statements should be recognized as an adjustment to the opening retained earnings balance at that date. Additionally, if retrospective transition is adopted, an entity may use hindsight in measuring and recognizing the compensation cost. We are currently reviewing the provisions of this ASU to determine if there will be any impact on our results of operations, cash flows or financial condition.

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

Item 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

Not Required of Smaller Reporting Companies.

Item 8.  FINANCIAL STATEMENTS

The Financial Statements are included with this report commencing on page F-1.

Table of Contents	15

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of:

Integrated Inpatient Solutions, Inc.

We have audited the accompanying balance sheets of Integrated Inpatient Solutions, Inc. and Subsidiary (the “Company”) as of December 31, 2014 (consolidated) and December 31, 2013, and the related statements of operations, changes in shareholders’ equity and cash flows for the years ended December 31, 2014 (consolidated) and December 31, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly in all material respects, the financial position of Integrated Inpatient Solutions, Inc. and Subsidiary as of December 31, 2014 (consolidated) and December 31, 2013 the results of its operations and its cash flows for the years ended December 31, 2014 (consolidated) and December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

/s/ Liggett, Vogt and Webb P.A.

LIGGETT, VOGT & WEBB P.A.

Certified Public Accountants

Boynton Beach, Florida

April 15, 2015

Table of Contents	F-1

Integrated Inpatient Solutions, Inc.
Balance Sheets
	December 31, 2014	December 31, 2013
	(Consolidated)
ASSETS
CURRENT ASSETS
Cash	$372,206	$538,633
Accounts receivable, net	58,927	—
Refundable income taxes	237,077	121,677
Prepaid expenses and other current assets	14,810	—
Assets from discontinued operation	45,546	—
Total current assets	728,566	660,310

Property and equipment, net	—	3,567

Other assets
Deposits	954	954
TOTAL ASSETS	$729,520	$664,831

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$59,954	$51,407
Deferred Revenue	23,782	—
Liabilities from discontinued operation	167,306	119,379
Total current liabilities	251,042	170,786

TOTAL LIABILITIES	251,042	170,786

Commitments and contingencies

Stockholders’ Equity
Preferred stock, $0.0001 par value, 10,000,000 shares authorized, 250,000 shares issued and outstanding as of December 31, 2014 and December 31, 2013, respectively	25	25
Common stock, $0.0001 par value, 300,000,000 shares authorized, 158,503,951 and 48,612,365 shares issued and outstanding as of December 31, 2014 and December 31, 2013, respectively	15,850	4,861
Additional paid-in capital	1,011,198	137,114
Retaining earnings (Accumulated deficit)	(548,595)	352,045
Total Stockholders’ Equity	478,478	494,045

Total Liabilities and Stockholders' Equity	$729,520	$664,831

The accompanying notes are an integral part of these financial statements.

Table of Contents	F-2

Integrated Inpatient Solutions, Inc.
Statements of Operations
	Years ended December 31,
	2014	2013
	(Consolidated)
Revenue	$312,510	$14,102
Cost of services	286,093	21,908
Gross Profit	26,417	(7,806)

Operating expenses
General and administrative	(766,769)	(458,401)
Loss from continuing operations	(740,352)	(466,207)

Interest income	524	101
Loss from continuing operations before benefit for income taxes	(739,828)	(466,106)

Benefit from income taxes on continuing operations	318,771	43,948
Loss from continuing operations	(421,057)	(422,158)

Discontinued operations:
Loss from discontinued operations	(564,319)	(723,338)
Benefit from income taxes	84,736	68,738
Loss on discontinued operations	(479,583)	(654,600)

Net loss	$(900,640)	$(1,076,758)

Net loss per share - basic and diluted
Loss from continuing operations	$(0.00)	$(0.01)
Loss from discontinued operations	$(0.01)	$(0.01)
Loss per share - basic and diluted	$(0.01)	$(0.02)

Weighted average number of common shares outstanding - basic & diluted	87,987,794	48,612,365

The accompanying notes are an integral part of these financial statements.

Table of Contents	F-3

Integrated Inpatient Solutions, Inc.
Statements of Changes in Stockholders' Equity
For the years ended December 31, 2014 (Consolidated) and 2013
						Retaining
					Additional	Earnings	Total
	Preferred Stock		Common Stock		Paid-in	(Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit )	Equity

Balance at December 31, 2012	250,000	$25	48,612,365	$4,861	$137,114	$1,428,803	$1,570,803

Net Loss	—	—	—	—	—	(1,076,758)	(1,076,758)

Balance at December 31, 2013	250,000	25	48,612,365	4,861	137,114	352,045	494,045

Stock issued for services	—	—	62,612,648	6,261	500,581	—	506,842

Stock issued for purchase of Integrated Timeshare Solutions Inc.	—	—	47,278,938	4,728	373,503	—	378,231

Net Loss	—	—	—	—	—	(900,640)	(900,640)

Balance at December 31, 2014 (Consolidated)	250,000	$25	158,503,951	$15,850	$1,011,198	$(548,595)	$478,478

The accompanying notes are an integral part of these financial statements.

Table of Contents	F-4

Integrated Inpatient Solutions, Inc.
Statements of Cash Flows
	Years Ended December 31,
	2014	2013
	(Consolidated)
Cash Flow from Operating Activities
Net loss from continuing operations, net of income taxes	$(421,057)	$(422,158)
Plus loss from discontinued operations, net of income taxes	(479,583)	(654,600)
Net loss from operations, net of income taxes	(900,640)	(1,076,758)
Adjustments to reconcile net loss income to net cash
used in operating activities:
Depreciation	3,567	8,257
Provision for doubtful accounts	6,987	—
Bad debt expense on notes receivable	7,000	—
Stock issued for services	506,842	—
Impairment of goodwill	372,965	—
Changes in assets and liabilities:
Accounts receivable	(65,914)	137,471
Refundable income taxes	(115,400)	(52,092)
Prepaid expenses and other current assets	(14,810)	121,197
Assets from discontinued operations	(45,546)	—
Other assets	—	149,268
Accounts payable and accrued liabilities	(3,293)	(9,605)
Liabilities from discontinued operations	47,927	40,000
Deferred revenue	23,782	—
Net cash used in operating activities	(176,533)	(682,262)

Cash Flows From Investing Activities
Proceeds from sale of assets	—	300,000
Cash acquired in acquisition of subsidiary	10,106	—
Net cash provided by investing activities	10,106	300,000

Cash Flows From Financing Activities
Repayment of Loan Payable	—	(7,000)
Net cash used in financing activities	—	(7,000)

Net decrease in cash	(166,427)	(389,262)

Cash - Beginning of year	538,633	927,895
Cash - End of the year	$372,206	$538,633

Supplemental Disclosure of Non-Cash Financing Activities:

• On August 26, 2014, the Company issued 21,296,819 shares of common stock to non-related party in exchange for 450,000 shares of Integrated Timeshare Solutions, Inc with a fair market value of $170,375.

• On August 26, 2014, the Company issued 21,296,819 shares of common stock to non-related party in exchange for 450,000 shares of Integrated Timeshare Solutions, Inc with a fair market value of $170,375.

• On August 26, 2014, the Company issued 4,685,300 shares of common stock to non-related party in exchange for 100,000 shares of Integrated Timeshare Solutions, Inc with a fair market value of $37,481.

• On August 26, 2014, the Company issued 47,278,938 shares of common stock for the acquisition of $7,000 in notes receivable - related party and the assumption of accounts payable and due to related party of $11,840.

The accompanying notes are an integral part of these financial statements

Table of Contents	F-5

Integrated Inpatient Solutions, Inc.

Notes to Financial Statements

December 31, 2014 (Consolidated) and December 31, 2013

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

The Company sold the hospitalist business during February 2012. At that time, the Company changed its name from Inpatient Clinical Solutions, Inc. to Integrated Inpatient Solutions, Inc. In November 2011, the Company entered into an agreement with a hospital to provide intensives services. Under the exclusive agreement, the Company provided critical care intensives coverage for all medical and surgical intensive care unit patients at the hospital. The physician’s includes full-time employees, part-time and temporary physicians as well as contracted physician providers. The intensives agreement was terminated in January 2013.

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

On August 26, 2014, the Company entered into a Share Exchange Agreement pursuant to which the Company agreed to acquire all of the outstanding capital stock of Integrated Timeshare Solutions, Inc., a Nevada corporation (“ITS”) in exchange for newly issued shares of the Company’s common stock. Accordingly, as a result of the exchange, ITS is now a wholly owned subsidiary of the Company. ITS was established on July 2, 2014 as a real estate consulting firm specializing in timeshare liquidation and mortgage relief. The Company has discontinued operations of this subsidiary.

Use of Estimates

The preparation of financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. The areas involving the most significant use of estimates include legal contingencies, deferred tax benefits, refundable income taxes, estimated realizable value of accounts receivable and claims related to medical malpractice. These estimates are based on knowledge of current events and anticipated future events. The Company adjusts these estimates each period as more current information becomes available. The impact of any changes in estimates is included in the determination of earnings in the period in which the estimate is adjusted. Actual results may ultimately differ materially from those estimates.

Table of Contents	F-6

Integrated Inpatient Solutions, Inc.

Notes to Financial Statements

December 31, 2014 (Consolidated) and December 31, 2013

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

Cash

The Company considers cash in banks and other highly liquid investments with insignificant interest rate risk and maturities of three months or less at the time of acquisition to be cash and cash equivalents. At December 31, 2014 and December 31, 2013, the Company had no cash equivalents. The Company maintains cash accounts in financial institutions that are guaranteed by the Federal Deposit Insurance Corporation (“FDIC”). Deposits in excess of the FDIC insurance amount of $250,000 totaled $80,000 at December 31, 2014. Deposits in excess of the FDIC insurance amount of $250,000 totaled approximately $245,000 at December 31, 2013.

Accounts Receivable

The determination of bad debt allowances constitutes a significant estimate. Accounts receivable represent amounts due from interior design customers. Accounts receivable are recorded and stated at the amount expected to be collected and have been adjusted to reflect the differences between charges and the estimated reimbursable amounts.

Accounts receivable represent amounts due from customers for design services and customers relinquishing their Timeshares. Accounts receivable from customers for design services are recorded and stated at the amount expected to be collected and reflect an allowance for uncollectible amounts of $6,987 at December 31, 2014, the Company had no accounts receivable from customers for design services at December 31, 2013. Accounts receivable from customers relinquishing their Timeshares was $9,000 at December 31, 2014. This amount is being held by the company’s credit card processor which places a six month hold on transactions dealing with Timeshares.

Property and Equipment

Property and equipment are recorded at cost and depreciated on a straight-line basis over the estimated useful life of the asset. Expenditures for major renewals and betterments that extend the useful lives of property and equipment are capitalized. Expenditures for maintenance and repairs are charged to expense as incurred.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Integrated Inpatient Solutions, Inc. and its wholly owned subsidiary Integrated Timeshare Solutions, Inc. (from August 26, 2014). All intercompany transactions and balances have been eliminated in consolidation.

As described previously, the Company completed the Share Exchange Agreement on August 26, 2014. The agreement resulted in the purchase of 100% of the outstanding shares of Integrated Inpatient Solutions, Inc. for 47,278,938 shares of the Company’s common stock with a fair value of $378,231.

Purchase price	$378,231

Cash	$10,106
Notes receivable – related party	7,000
Account Payable	(3,250)
Due to related party	(8,590)
Purchase Price Differential	$372,965

Table of Contents	F-7

Integrated Inpatient Solutions, Inc.

Notes to Financial Statements

December 31, 2014 (Consolidated) and December 31, 2013

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES – continued

Pro-forma Financial Information

The following unaudited pro-forma information presents the combined results of operations for the entire year as if the merger with Integrated Timeshare Solutions, Inc. had been completed on January 1, 2014.

Revenue	$353,927
Net loss	(946,311)
Net loss per common share, basic and diluted	$(0.01)

Impairment of Goodwill and Long-Lived Assets

During 2014, the Company recorded goodwill of $372,965 associated with its purchase of all of the outstanding capital stock of Integrated Timeshare Solutions, Inc. Also during year 2014, the Company recorded an impairment charge of $372,965 which amounted to the entire balance of the goodwill. The impairment was primarily a result of actual results not meeting our operating plans and the Company closing down those operations.

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recovered.

The Company assesses the recoverability of its long-lived assets by comparing the projected undiscounted net cash flows associated with the related long-lived asset or group of long-lived assets over their remaining estimated useful lives, against their respective carrying amounts.  Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets.  Fair value is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable.  If long-lived assets are determined to be recoverable, but the newly determined remaining estimated useful lives are shorter than originally estimated, the net book values of the long-lived assets are depreciated over the newly determined remaining estimated useful lives.  The Company determined that there were no impairments of long-lived assets other than goodwill as of December 31, 2014 and December 31, 2013.

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

Table of Contents	F-8

Integrated Inpatient Solutions, Inc.

Notes to Financial Statements

December 31, 2014 (Consolidated) and December 31, 2013

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

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

Interior Design – The Company provides design services billed at hourly rates. The Company recognizes revenue from design services when services are rendered to the customers.

Timeshare Liquidation – The Company earns revenue from timeshare liquidation and mortgage relief services. The company offers services for timeshare owners that either owns their timeshare outright and for those that have a mortgage on their property, and are interested in exiting their timeshare property. The Company recognizes revenue when the title has been transferred and the transaction is complete.

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

Table of Contents	F-9

Integrated Inpatient Solutions, Inc.

Notes to Financial Statements

December 31, 2014 (Consolidated) and December 31, 2013

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

Earnings (Loss) Per Share - continued

As of December 31, 2014 and 2013, we had 250,000 shares of Convertible Preferred Stock outstanding convertible into 2,500,000 common shares.

Reclassification

Certain reclassifications, including discontinued operations, have been made to the prior year’s data to conform to current year presentation. These reclassifications had no effect on net income (loss).

Recent Accounting Pronouncements

In June 2014, FASB issued Accounting Standards Update (“ASU”) No. 2014-10, “Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation”. The update removes all incremental financial reporting requirements from GAAP for development stage entities, including the removal of Topic 915 from the FASB Accounting Standards Codification. In addition, the update adds an example disclosure in Risks and Uncertainties (Topic 275) to illustrate one way that an entity that has not begun planned principal operations could provide information about the risks and uncertainties related to the company’s current activities. Furthermore, the update removes an exception provided to development stage entities in Consolidations (Topic 810) for determining whether an entity is a variable interest entity—which may change the consolidation analysis, consolidation decision, and disclosure requirements for a company that has an interest in a company in the development stage. The update is effective for the annual reporting periods beginning after December 15, 2014, including interim periods within that reporting period.  This updated guidance did not have a material impact on our results of operations, cash flows or financial condition.

In June 2014, FASB issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers”. The update gives entities a single comprehensive model to use in reporting information about the amount and timing of revenue resulting from contracts to provide goods or services to customers. The proposed ASU, which would apply to any entity that enters into contracts to provide goods or services, would supersede the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance throughout the Industry Topics of the Codification. Additionally, the update would supersede some cost guidance included in Subtopic 605-35, Revenue Recognition – Construction-Type and Production-Type Contracts. The update removes inconsistencies and weaknesses in revenue requirements and provides a more robust framework for addressing revenue issues and more useful information to users of financial statements through improved disclosure requirements. In addition, the update improves comparability of revenue recognition practices across entities, industries, jurisdictions, and capital markets and simplifies the preparation of financial statements by reducing the number of requirements to which an entity must refer. The update is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. This updated guidance is not expected to have a material impact on our results of operations, cash flows or financial condition.  We are currently reviewing the provisions of this ASU to determine if there will be any impact on our results of operations, cash flows or financial condition.

Table of Contents	F-10

Integrated Inpatient Solutions, Inc.

Notes to Financial Statements

December 31, 2014 (Consolidated) and December 31, 2013

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - continued

Recent Accounting Pronouncements - continued

In June 2014, FASB issued Accounting Standards Update (“ASU”) No. 2014-12, “Compensation – Stock Compensation (Topic 718 ); Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period”. The amendments in this ASU apply to all reporting entities that grant their employees share-based payments in which the terms of the award provide that a performance target that affects vesting could be achieved after the requisite service period. The amendments require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. A reporting entity should apply existing guidance in Topic 718 as it relates to awards with performance conditions that affect vesting to account for such awards. For all entities, the amendments in this ASU are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Earlier adoption is permitted. The effective date is the same for both public business entities and all other entities. Entities may apply the amendments in this ASU either (a) prospectively to all awards granted or modified after the effective date or (b) retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter. If retrospective transition is adopted, the cumulative effect of applying this Update as of the beginning of the earliest annual period presented in the financial statements should be recognized as an adjustment to the opening retained earnings balance at that date. Additionally, if retrospective transition is adopted, an entity may use hindsight in measuring and recognizing the compensation cost. We are currently reviewing the provisions of this ASU to determine if there will be any impact on our results of operations, cash flows or financial condition.

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

Table of Contents	F-11

Integrated Inpatient Solutions, Inc.

Notes to Financial Statements

December 31, 2014 (Consolidated) and December 31, 2013

NOTE 2 - PROPERTY AND EQUIPMENT

The Company’s property and equipment consisted of the following at December 31, 2014 and December 31, 2013:

			Estimated
	2014	2013	Useful Life
Computer and Office Equipment	$33,868	$33,868	5 -7 years
Furniture and Fixtures	18,530	18,530	7 years
	52,398	52,398
Less: Accumulated Depreciation	(52,398)	(48,831)
	$—	$3,567

Depreciation expense for the twelve month period ended December 31, 2014 and 2013 was $3,567 and $8,257, respectively.

Table of Contents	F-12

Integrated Inpatient Solutions, Inc.

Notes to Financial Statements

December 31, 2014 (Consolidated) and December 31, 2013

NOTE 3 - INCOME TAXES

The following is a reconciliation of the effective income tax rate to the Federal statutory rate:

	2014	2013
Income tax calculated at statutory rate	(34.25%)	(34.25%)
State income taxes, net of Federal tax benefit	(5.50%)	(5.50%)
Temporary differences	(5.84%)	(2.15%)
Permanent Differences	25.14%	—
Change in valuation allowance	(10.49%)	32.42%
(Benefit) from income taxes	(30.94%)	(9.48%)

The accompanying financial statements include refundable income taxes of $237,077 and $121,677 at December 31, 2014 and 2013. These amounts represent the excess of federal and state income tax deposits over the expected tax liability. During 2014, the Company recognized an income tax benefit of $403,507 arising primarily from the use of operating loss carrybacks.

In addition, the Company recognized a deferred tax asset of approximately $159,500 during 2014. The deferred tax asset was derived from $35,000 from the write-off of prepaid malpractice insurance policy premiums that will be amortized over a three year period for income tax reporting purposes, $41,000 related to accrued malpractice expenses not deductible until paid for income tax reporting purposes and a benefit of $83,500 from Florida NOL tax carryforwards. The Company recorded an increase in the valuation allowance of approximately $159,500 for the deferred tax asset because of uncertainty of realization.

During 2013, the Company recognized an income tax benefit of $112,686 arising from the use of operating loss carrybacks. In addition, the Company recognized a deferred tax benefit of $110,000 resulting from the write-off of prepaid malpractice insurance policy premiums that will be amortized over a three year period for income tax reporting purposes. In addition, the Company recognized a deferred tax benefit of $19,000 related to accrued malpractice expenses not deductible until paid for income tax reporting purposes. The Company recorded an increase in the valuation allowance of approximately $129,000 for the deferred tax benefit because of uncertainty of realization. The Company had no deferred tax assets at December 31, 2012. The Company’s year 2011 through 2014 tax returns remain subject to review by the Internal Revenue Service and by state tax authorities.

NOTE 4 - STOCKHOLDERS' EQUITY

Preferred Stock

The Company has 10,000,000 authorized shares of non-redeemable, convertible preferred stock with a par value of $.0001. Each share of preferred stock is convertible to 10 shares of common stock.

Common Stock

On July 16, 2014, the Company increased the authorized shares of common stock from 100,000,000 to 300,000,000 shares with the par value remaining at $0.001 per share.

On June 10, 2014, the Company issued 2,700,000 shares of common stock to a non-related party for services with a fair value of $24,570.

Table of Contents	F-13

Integrated Inpatient Solutions, Inc.

Notes to Financial Statements

December 31, 2014 (Consolidated) and December 31, 2013

NOTE 4 - STOCKHOLDERS' EQUITY – continued

On June 10, 2014, the Company issued 2,700,000 shares of common stock to a non-related party for services with a fair value of $24,570.

On August 26, 2014, the Company issued 25,411,801 shares of common stock to Osnah Bloom, CEO, for services rendered with a fair value of $203,294.

On August 26, 2014, the Company issued 26,833,992 shares of common stock to Hina Sharma for services rendered with a fair value of $214,672.

On August 26, 2014, the Company issued 21,296,819 shares of common stock to non-related party in exchange for 450,000 shares of Integrated Timeshare Solutions, Inc with a fair market value of $170,375.

On August 26, 2014, the Company issued 21,296,819 shares of common stock to non-related party in exchange for 450,000 shares of Integrated Timeshare Solutions, Inc with a fair market value of $170,375.

On August 26, 2014, the Company issued 4,685,300 shares of common stock to non-related party in exchange for 100,000 shares of Integrated Timeshare Solutions, Inc with a fair market value of $37,481.

On August 26, 2014, the Company issued 4,966,855 shares of common stock to James Dodrill for legal services rendered by The Law Office of James G. Dodrill II, P.A. with fair value of $39,736.

NOTE 5 - COMMITMENT AND CONTINGENCIES

Commitment

In April 2013, the Company entered into a one year office lease agreement at $450 per month, and the lease expired in May 2014. The office space was being occupied on a month to month basis until the lease agreement was amended. In August 2014, the Company entered into an amended lease agreement. The lease term is one year commencing on June 1, 2014 and will expire on May 31, 2015. The monthly rent remains at $450 per month. Total rent expense for the years ended December 31, 2014 and 2013 was $5,724 and $12,259, respectively.

On August 26, 2014, the Company entered into an employment agreement with its Chief Executive Officer. The agreement is for a period of two years unless renewed or extended by both parties. The agreement provides an annual base salary of $80,000. The Officer is also eligible for a bonus payment based on the gross revenue achieved by the Company at the end of each twelve month period following commencement of this agreement. The bonuses are ranging from $40,000 to $100,000 for gross revenues ranging from $3,750,000 to $7,500,000 and over $7,500,000. As of December 31, 2014, the Company did not reach the targeted gross revenue. Therefore, the Officer did not receive any bonuses for the year ended December 31, 2014.

On August 26, 2014, the Company entered into an employment agreement with its Senior Vice President of Sales. The agreement is for a period of two years unless renewed or extended by both parties. The agreement provides an annual base salary of $80,000. The Officer is also eligible for a bonus payment based on the gross revenue achieved by the Company at the end of each twelve month period following commencement of this agreement. The bonuses are ranging from $40,000 to $100,000 for the gross revenue ranging from $3,750,000 to $7,500,000 and over $7,500,000. As further described in Note 9, the Officer entered into a settlement agreement with the Company. As a result, the employment agreement was concurrently terminated.

Table of Contents	F-14

Integrated Inpatient Solutions, Inc.

Notes to Financial Statements

December 31, 2014 (Consolidated) and December 31, 2013

NOTE 5 - COMMITMENT AND CONTINGENCIES - continued

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

Edra Schwartz as the Personal Representative of the Estate of Robert A. Schwartz, Deceased, v. Jason Strong, M.D., Aretha Nelson, M.D. and Inpatient Clinical Solutions, Inc. - This matter involves a 66 year old white male who developed a MRSA (methicillin-resistant staphylococcus aureus) infection following a craniotomy to remove a suspected meningioma. The matter alleges (1) Failure to properly interpret the brain MRIs preoperatively (this is directed at the radiologist preoperatively); and (2) Failure to diagnose a MRSA infection and brain abscess following the craniotomy on May 6, 2009. The patient died on September 24, 2009. The suit commenced October 18, 2011 and the case is pending in the circuit court of the 17 Judical Circuit in and for Broward County, FL, Case # 11-10485. The claim is for unspecified monetary damages. The Company is defending this case vigorously and, while the claims for damages have not been quantified, the Company does not believe that a negative decision would have a material impact on the Company.

In November 2011, the Company became involved in a legal settlement relating to a malpractice claim for $100,000. As a result of the settlement agreement, the Company agreed to pay a total amount of $100,000. As of December 31, 2014, the remaining balance was approximately $40,000 which is due in equal annual installments of $20,000 over the next two years.

In September 2013, the Company became involved in a legal settlement relating to a malpractice claim. As a result of the settlement agreement, the Company agreed to pay a total amount of $500,000, which will be covered by the tail malpractice insurance. The Company has accrued $50,000 for the deductible on the tail malpractice insurance as of December 31, 2014.

The accrued legal settlements are presented as liabilities from discontinued operation in the accompanying balance sheets (see Note 8).

In November 2014 the Company had a dispute with a former Officer and shareholder. As further described in Note 9 the agreement was settled during March 2015 whereupon the Company agreed to pay the former Officer and shareholder $19,250 and forgive the $5,000 note receivable paid to the former Officer (see Note 6). The former Officer and shareholder agreed to relinquish his entire interest in the company, including his stock ownership.

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

NOTE 6 – NOTES RECEIVABLE – RELATED PARTY

On July 2, 2014, Integrated Timeshare Solutions, Inc, the Company’s wholly-owned subsidiary received a promissory note from a related party in exchange for $5,000. The note is non-interest bearing and due and payable in ten (10) monthly installments beginning January 1, 2015. If not sooner paid, the remaining indebtedness shall be due and payable on October 1, 2015. As part of the settlement agreement described in Note 9, the note will be forgiven by the Company subsequent to year end. Due to that, the Company has fully written off the outstanding balance of the Note as of December 31, 2014.

Table of Contents	F-15

Integrated Inpatient Solutions, Inc.

Notes to Financial Statements

December 31, 2014 (Consolidated) and December 31, 2013

NOTE 6 – NOTES RECEIVABLE – RELATED PARTY - continued

On August 14, 2014, Integrated Timeshare Solutions, Inc, the Company’s wholly-owned subsidiary received a promissory note from a related party in exchange for $2,000. The note is non-interest bearing and due and payable in ten (10) monthly installments beginning January 1, 2015. If not sooner paid, the remaining indebtedness shall be due and payable on October 1, 2015. The outstanding balance of the note receivable was fully written off as it was deemed to uncollectible as of December 31, 2014.

NOTE 7 – CONCENTRATIONS

Geographic and Employment

Our operations are concentrated in the South Florida region. We are reliant on the services of two full time executives one who manage the operations of the Company.

Revenue and Accounts Receivable

During the year ended December 31, 2014, approximately 63% of revenues from the design business were derived from our top three customers of 44%, 10% and 9% of net revenue.

At December 31, 2014, 76% of accounts receivable were derived from two customers at 65% and 11%.

Accounts receivable from customers relinquishing their Timeshares was $9,000 at December 31, 2014. This amount is being held by the Company’s credit card processor which places a six month hold on any transactions involving Timeshares.

NOTE 8 - Discontinued Operations

In March 2013, management decided to exit the health care provider business and in November 2014 management decided to exit the timeshare business. Accordingly, the Company's current strategy is focused on its interior design business. Accordingly, the financial statements have been presented in accordance with ASC 205-20, Discontinued Operations.

The following table illustrates the reporting of the discontinued operations included in the Statements of Operations for the years ended December 31, 2014 and 2013:

	Years Ended December 31,
	2014	2013
Patient Service Revenue (net of contractual
allowances and discounts)	$—	$136,377
Timeshare Deed Liquidation (net of allowances for uncollectible amounts)	40,787
Impairment on Goodwill occurred in Integrated Timeshare Solutions, Inc.	372,965
Operating expenses:
Cost of services-physicians	—	234,964
Salaries and wages	62,396
General and administrative	169,745	624,751
Total operating expenses	605,106	859,715

Loss on discontinued operations	($564,319)	($723,338)

Table of Contents	F-16

Integrated Inpatient Solutions, Inc.

Notes to Financial Statements

December 31, 2014 (Consolidated) and December 31, 2013

NOTE 8 - DISCONTINUED OPERATIONS - continued

As of December 31, 2014 and December 31, 2013, assets and liabilities from discontinued operations are listed below:

	2014	2013
Cash	$20,496	$—
Accounts receivable	9,000	—
Escrow funds - timeshare	16,050	—
Assets from discontinued operations	$45,546	$—

	2014	2013
Accrued legal settlements	$108,589	$119,379
Client Deposits-Timeshare	46,784	—
Other	11,933	—
Liabilities from discontinued operations	$167,306	$119,379

NOTE 9 – SUBSEQUENT EVENTS

During March 2015, the Company entered into a settlement agreement with a former Officer and shareholder. Under the terms of the agreement, the Company agreed to pay $19,250 and forgive the $5,000 note receivable (see Note 6) paid to the former Officer. The former Officer and shareholder agreed to relinquish his interest in the Company including 21,296,819 shares of the Company’s common stock.

Table of Contents	F-17

Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this annual report on Form 10-K, an evaluation was carried out by our management, with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act")) as of December 31, 2014. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures.

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

Our management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").

Table of Contents	16

Based on our assessment we have concluded that, as of December 31, 2014, our internal controls over financial reporting were effective based on those criteria outlined under the Securities Exchange Act.  Our Chief Executive Officer  and Chief Financial Officer, the (“Certifying Officers”) have evaluated the effectiveness of our disclosure controls and the timeliness of our regulatory filings  and believe that our disclosure controls and procedures were effective based on the required evaluation as of the date of this Report.

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

Item 9B.  OTHER INFORMATION

None.

PART III.

Item 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The following table presents information with respect to our officers, directors and significant employees as of the date of this Report.

NAME	AGE	POSITION

Osnah Bloom	66	Chief Executive Officer and Chief Financial Officer and Director
Billy A. Bloom	62	Director and Interior Designer
Josh M. Bloom	33	Director

Osnah “Ozzie” Bloom, C.E.O., C.F.O. and Director

Ms. Bloom, has been the Chief Executive Officer of the Company since inception in 2001, brought a strong background in health care management in the south Florida area to her leadership role. Ms. Bloom has over 35 years of management experience in the healthcare industry. Her career included owning and managing Automated Instruments, Inc. where she introduced the original surgical stapling instruments to the South Florida market. Automated Instruments went from start-up to the largest distributor for U.S. Surgical in the United States in less than three years. Ms. Bloom was also Vice President of network and product development with United HealthCare, Director of Provider Operations for Prudential Health Care as well as Vice President of Holy Cross Health Partners/Executive Director of Managed Care.

Ms. Bloom brought these experiences and qualifications to Inpatient where she supported, grew, marketed, and integrated the Inpatient Clinical Solutions business plan with hospitals and various entities accessing the inpatient care continuum.

Table of Contents	17

Additionally, in December 2011, Ms. Bloom began providing consulting services on business operations to an interior design services company. During such time she became familiar with providers, clients and the overall interior design business concept as well as the financial implications of the design business. Ms. Bloom had initially gained knowledge regarding the interior design industry and business during the years in which she was married to Mr. William Bloom, who worked in the industry throughout their marriage. These experiences led her to recognize opportunities in this area which the Company is now pursuing. Ms. Bloom is the mother of Josh M. Bloom.

Billy A. Bloom, Director and Interior Designer

Mr. Bloom is a long-time resident of South Florida and has served as our Interior Designer since the Company created this division. He has had a hand in the creation and development of several important business concepts as both a Design professional and businessman. From October 2011 until starting with the Company in May 2013 Mr. Bloom served as the Senior Interior Designer/Interior Architectural Designer for Sklar Furnishings. From July 2009 to October 2011 Mr. Bloom served as the VP of Internet Sales and Staging Coordinator for Automtive.com and from April 2006 through June 2009 he served as an independent design consultant, providing such services as interior design, renderings, CAD and 3D drafting and design, installation and supervision. Mr. Bloom’s background includes having conceptualized and implemented the creation of 39 East, Inc., the first and largest independent contemporary wholesale furniture design showrooms in Miami where he was instrumental in cementing the world renowned reputation of the Miami Design District. Mr. Bloom also served as the Vice President, Architecture & Interiors Division for Post Buckley, Shuh & Jernigan; the largest engineering/architectural design firm in Florida. Additionally, Mr. Bloom served as the Vice President of Architecture/Design for Carole Korn Interiors, adding his business and design experience to their large staff which catered to an exclusive clientele. Mr. Bloom served as the Vice President of Remi Developers, a boutique high end residential development and construction firm in Lighthouse Point and he designed and developed the first ultra-high end, completely “Green” and “Environmentally Aware” Modular home in conjunction with the largest modular home manufacturer in the US. He was also a partner with The Amstell Group, Inc. which worked on the conceptualization, land acquisitions, financial/market study capabilities and continued development of several international projects along with arrangements for in-house financing. Mr. Bloom was formerly the husband of Osnah Bloom, our CEO, CFO and Chairman of the Board of Directors. Mr. and Ms. Bloom divorced in 2006. Mr. Bloom is the father of Josh M. Bloom.

Josh M. Bloom, Director

Josh Bloom is an Associate Attorney at the law firm of Lubell Rosen, where he has worked since August 2010. Born in Miami, Florida; he obtained undergraduate degrees in Economics and Marketing from Florida State University in 2006. Mr. Bloom was then admitted to Hofstra University and received his J.D. in 2010. Mr. Bloom worked with one of the leading innovators in experimental economics with emphasis on directly examining the nature of knowledge on decision making in a complex multi-tiered investment environment. He also managed the international non-profit organization Sangha, aiding impoverished disaster affected children in South East Asia. Mr. Bloom is the son of Osnah Bloom and Billy A. Bloom.

Employment Agreements:

On August 26, 2014 the Company entered into an employment agreement with Osnah Bloom, its Chief Executive Officer. The agreement has a term of two years unless renewed or extended by both parties and provides that Ms. Bloom will receive a base salary of $80,000 per year. However, Ms. Bloom has the ability to terminate her agreement upon thirty days’ advance notice if the termination is for Good Reason (as defined in the agreement) or upon sixty days’ advance notice without Good Reason. Ms. Bloom is also eligible for a bonus payment based on the gross revenue achieved by the Company at the end of each twelve month period following commencement of this agreement. The bonuses are ranging from $40,000 to $100,000 for gross revenues ranging from $3,750,000 to $7,500,000 and over $7,500,000. As of December 31, 2014, the Company did not reach the targeted gross revenue. Therefore, Ms. Bloom did not receive any bonuses for the year ended December 31, 2014. The agreement also provides Ms. Bloom shall be entitled to Six (6) weeks of paid vacation during each year and shall also have the ability to carry over up to Two (2) weeks of unused vacation from one calendar year to the next. In addition to the compensation and other benefits provided for elsewhere in the agreement, Ms. Bloom shall be reimbursed up to $350 per month for health insurance and shall be reimbursed up to $250 per month for automobile expenses (gas, parking, tolls) incurred in the performance of her duties to the Company.

Table of Contents	18

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

Family Relationships

Ms. Osnah Bloom, our CEO and Mr. William Bloom were previously married but have been divorced since 2006 and they are the parents of Josh M. Bloom.

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

Audit Committee

Our Board of Director has not yet established an Audit Committee.  Instead, Osnah Bloom acts as an "Audit Committee" for the purposes of Section 3(a) (58) of the Securities Exchange Act of 1934.  Ms. Bloom is not an "audit committee financial expert" as defined by Item 401(e) of Regulation S-B under the Securities Exchange Act of 1934, and is not "independent" as that term is defined in the rules of the NASDAQ stock market.

In addition, our board of directors has determined that Ms. Bloom is not financially sophisticated as defined by the SEC rules and our audit committee charter.

Ms Bloom will  recommend the selection of independent public accountants, review the scope of approach to audit work, meet with and review the activities  of our internal accountants and the independent public accountants, make recommendations to management or to the Board of Directors as to any changes to such practices and procedures deemed necessary from time to time to comply with applicable auditing rules, regulations and practices, and review all Form 10-K Annual and 10-Q interim reports.

Table of Contents	19

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

Section 16(a) Beneficial Ownership Reporting Compliance

We are not aware of any director, officer or beneficial owner of more than ten percent of our Common Stock that, during the fiscal year 2014 or for the fiscal year 2013, failed to file on a timely basis reports required by Section 16(a) of the Securities Exchange Act of 1934.

Item 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The table below summarizes the compensation paid by the Company to the CEO and other named executive officer and individuals for the fiscal years ended December 31, 2014, December 31, 2013 and December 31, 2012.

Name and principal position	Year	Salary ($)	Bonus ($)		Option awards ($)	All Other compensation ($)	Total ($)
Osnah Bloom, CEO and CFO	2014	$75,293	$203,294	(1)	$0	$0	$278,587
	2013	$153,668	$0		$0	$0	$153,668
	2012	$304,795	$293,445	(2)	$0	$0	$598,240

Hina Sharma, MD, CMO	2014	$0	$214,672	(1)	$0	$0	$214,672
	2013	$71,308	$0		$0	$0	$71,308
	2012	$320,152	$291,758	(2)	$0	$0	$611,910

Shreedar Chintala, MD	2012	$396,000	$396,000				$369,000

Philip Stern, MD	2012	$379,000	$379,000				$379,000

(1) The bonuses paid to Ms. Bloom and Dr. Sharma in 2014 were paid as a result of the consummation of the Share Exchange Agreement with Integrated Timeshare Solutions, Inc. and consisted entirely of restricted shares of our stock.

(2) The bonuses paid to Ms. Bloom and Dr. Sharma in 2012 were paid as a result of the consummation of the transaction in which the Company’s assets relating to its hospitalist business were transferred pursuant to the Asset Purchase Agreement and included a net payment of $200,000 to each (which was grossed up to the amounts shown above to include taxes paid by the Company) for personal goodwill sold.

Director Compensation

Since inception no compensation has been paid to the directors.

Table of Contents	20

Employment Agreements

The Company has not entered into any Employment Agreements other than the agreement with Ms. Osnah Bloom discussed above.

Outstanding Equity Awards at Fiscal Year-End

The Company has not paid any stock, options or other equity awards to any officer, director or employee to date.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

The following table sets forth the number of shares of common stock beneficially owned as of March 30, 2015 by (i) those persons or groups known to us to beneficially own more than 5% of our common stock; (ii) each director; (iii) each executive officer; and (iv) all directors and executive officers as a group. Except as indicated below, each of the stockholders listed below possesses sole voting and investment power with respect to their shares. The percentage of ownership set forth below reflects each holder’s ownership interest in the 158,503,951 shares of the Company’s common stock issued and outstanding as of March 30, 2015.

Name and Address of	Amount of	Percent
Beneficial Owner	Beneficial Ownership	Owned

Osnah Bloom, CEO and Director	32,078,801	20.24%
c/o Integrated Inpatient Solutions, Inc.
100 East Linton Blvd., Suite 213-B
Delray Beach, FL 33483

Hina Sharma, MD, CMO	33,500,992	21.14%
7110 West Cypresshead Dr.
Parkland, FL 33067

Dominic Alto	21,296,819	13.71%
1560 NW 99th Ave.
Plantation, FL 33322

Bradley Scott	21,296,819	13.71%
150 E. Robinson St. #1225
Orlando, FL 32801

Josh M. Bloom, Director	4,685,300	2.96%
c/o Integrated Inpatient Solutions, Inc.
100 East Linton Blvd., Suite 213-B
Delray Beach, FL 33483

Billy A. Bloom, Director	2,700,000	1.7%
c/o Integrated Inpatient Solutions, Inc.
100 East Linton Blvd., Suite 213-B
Delray Beach, FL 33483

Officers and Directors as a Group	39,464,101	24.90%
(3 people)

Table of Contents	21

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

Item 13. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Pursuant to the Share Exchange Agreement entered into on August 26, 2014 by the Company and Integrated Timeshare Solutions, Inc., Josh M. Bloom, the son of Osnah Bloom and Billy A. Bloom received 4,685,300 shares of our common stock in exchange for his shares of ITS.

On August 26, 2014 the Company issued restricted shares of its common stock as follows:

25,411,801 shares of common stock were issued to Osnah Bloom, our Chief Executive Officer for services rendered in connection with the consummation of the Share Exchange Agreement. The Company recorded the issuance of these shares as having a fair value of $203,294.

26,833,992 shares of common stock were issued to Hina Sharma, MD, CMO, a former Director and our former Chief Medical Officer for services rendered in connection with the consummation of the Share Exchange Agreement. The Company recorded the issuance of these shares as having a fair value of $214,672.

On June 10, 2014, the Company issued 2,700,000 restricted shares of its common stock to Billy A. Bloom as payment for services rendered. The Company recorded the issuance of these shares as having a fair value of $24,570.

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

Our Board of Directors appointed Liggett, Vogt & Webb P.A., as our independent accountants to audit our financial statements for the fiscal year ending December 31, 2014.  Liggett, Vogt & Webb P.A., has been our independent accountant since July 2012.

Principal Accountant Fees

Fees for fiscal years ended December 31, 2014 and 2013 were as follows:

	Fiscal	Fiscal
	2014	2013
Audit Fees	$23,000	$16,000
Acquisition Audit of ITS	$13,334	$—
Audit-Related Fees	$—	$—
Tax Fees	$—	$—
All Other Fees	$—	$1,500
Total Fees	$36,334	$17,500

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

Table of Contents	23

(32.1) Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32.2) Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Table of Contents	24

Signatures

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 15, 2015.

INTEGRATED INPATIENT SOLUTIONS, INC.

By:	/s/ Osnah Bloom
Osnah Bloom
Title: Chief Executive Officer and Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on April 15, 2015.

By:	/s/ Osnah Bloom	Director, Chief Executive Officer and Chief Financial Officer (Principal
	Osnah Bloom	Executive Officer, Principal Financial Officer and Principal Accounting Officer)

By:	/s/Billy A. Bloom	Director
Billy A. Bloom

By:	/s/Josh M. Bloom	Director
Josh M. Bloom

Table of Contents	25