Form 10-Q
period 2015-03-31
Integrated Inpatient Solutions, Inc.
filed 2015-05-20
CIK 1174672

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-Q

———————

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2015

or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from: _____________ to _____________

Commission File Number: 333-191564

———————

Integrated Inpatient Solutions, Inc.

(Exact name of registrant as specified in its charter)

———————

N/A

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark if the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the  Exchange  Act during the past 12 months (or for such shorter period that the registrant was required to file such reports),  and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [x]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [x] No[ ]

Indicate by check mark if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

Indicate by check mark whether the registrant is a large accelerated filer, a non-accelerated filer, or a smaller reporting company, See the definition of "large accelerated filer," "accelerated filer" and "smaller reporting company in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[x]

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [ ] No [x]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 18, 2015
Common Stock	158,503,951

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

Table of Contents	1

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The Company’s unaudited interim financial statements for the three months ended March 31, 2015 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles.

These financial statements should be read in conjunction with the audited financial statements and notes for the year ended December 31, 2014, on Form 10-K, as filed with the Securities and Exchange Commission on April 15, 2015.

Table of Contents	2

Integrated Inpatient Solutions, Inc.
Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2015	2014
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$310,401	$372,206
Accounts receivable, net	19,309	58,927
Refundable income taxes	237,077	237,077
Prepaid expenses and other current assets	17,454	14,810
Assets from discontinued operations	26,914	45,546
Total current assets	611,155	728,566

Other assets
Deposits	954	954

TOTAL ASSETS	$612,109	$729,520

LIABILITIES AND STOCKHOLDER'S EQUITY
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$79,023	$59,954
Deferred revenue	8,534	23,782
Due to related party	2,000	—
Liabilities from discontinued operations	135,620	167,306
Total current liabilities	225,177	251,042

TOTAL LIABILITIES	225,177	251,042

Commitments and Contingencies (See Note 5)

Stockholders’ Equity
Preferred stock, $0.0001 par value, 10,000,000 shares authorized, 250,000 shares issued and outstanding as of March 31, 2015 and December 31, 2014, respectively	25	25
Common stock, $0.0001 par value, 100,000,000 shares authorized, 158,503,951 shares issued and outstanding as of March 31, 2015 and December 31, 2014, respectively.	15,850	15,850
Additional paid-in capital	1,011,198	1,011,198
Accumulated deficit	(640,141)	(548,595)
Total Stockholders’ Equity	386,932	478,478

Total Liabilities and Stockholders' Equity	$612,109	$729,520

The accompanying notes are an integral part of the condensed consolidated unaudited financial statements.

Table of Contents	3

Integrated Inpatient Solutions, Inc.
Condensed Statement of Operations
(Unaudited)

	Three months ended March 31,
	2015	2014
	(Consolidated)

Revenue	$73,523	$40,140
Cost of services	98,083	10,624
Gross Income / (Loss)	(24,560)	29,516

Operating expenses
General and administrative	72,947	82,278
Loss from continuing operations	(97,507)	(52,762)

Benefit from income taxes on continuing operations	—	37,034
Interest Income	115	155
Loss from continuing operations	(97,392)	(15,573)

Discontinued operations:
Income from discontinued operations	5,846	—
Income from discontinued operations	5,846	—

Net loss	$(91,546)	$(15,573)

Net income (loss) per share - basic and diluted
Loss from continuing operations	$(0.00)	$(0.00)
Income from discontinued operations	0.00	0.00
Net loss per share - basic and diluted	$(0.00)	$(0.00)

Weighted average number of common shares outstanding - basic and diluted	158,503,951	48,612,365

The accompanying notes are an integral part of the condensed consolidated unaudited financial statements.

Table of Contents	4

Integrated Inpatient Solutions, Inc.
Condensed Statements of Cash Flows
(Unaudited)

	Three months ended
	March 31,
	2015	2014
	(Consolidated)

Cash Flow from Operating Activities
Net loss from continuing operations	$(97,392)	$(15,573)
Plus net income from discontinued operations	5,846	—
Net loss from operations	(91,546)	(15,573)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	—	1,191
Provision for doubtful accounts	5,155	1,575
Changes in assets and liabilities:
Accounts receivable	34,463	(18,003)
Refundable Income Taxes	—	(37,034)
Prepaid expenses and other current assets	(2,644)	(477)
Assets from discontinued operations	18,632	—
Deferred revenue	(15,248)	—
Liabilities from discontinued operations	(31,686)	—
Accounts payable and accrued liabilities	19,069	22,068
Net cash used in operating activities	(63,805)	(46,253)

Cash Flow from Financing Activities
Due to related party	2,000	—
Net cash provided by financing activities	2,000	—

Net decrease in cash	(61,805)	(46,253)

Cash - Beginning of year	372,206	538,633
Cash - End of the period	$310,401	$492,380

The accompanying notes are an integral part of the condensed consolidated unaudited financial statements.

Table of Contents	5

Integrated Inpatient Solutions, Inc.

Notes to Condensed Financial Statements

March 31, 2015 (Consolidated) and March 31, 2014

(Unaudited)

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

The financial information furnished herein reflects all adjustments, consisting of normal recurring items that, in the opinion of management, are necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the interim periods. The results of operations for the three months ended March 31, 2015 are not necessarily indicative of the results to be expected for the year ending December 31, 2015.

Table of Contents	6

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

Cash

The Company considers cash in banks and other highly liquid investments with insignificant interest rate risk and maturities of three months or less at the time of acquisition to be cash and cash equivalents. At March 31, 2015 and December 31, 2014, the Company had no cash equivalents. The Company maintains cash accounts in financial institutions that are guaranteed by the Federal Deposit Insurance Corporation (“FDIC”). Deposits in excess of the FDIC insurance amount of $250,000 totaled $61,819 at March 31, 2015. Deposits in excess of the FDIC insurance amount of $250,000 totaled $80,000 at December 31, 2014

Accounts Receivable

The determination of bad debt allowances constitutes a significant estimate. Accounts receivable represent amounts due from interior design customers. Accounts receivable are recorded and stated at the amount expected to be collected and have been adjusted to reflect the differences between charges and the estimated reimbursable amounts.

Accounts receivable represent amounts due from customers for design services and customers relinquishing their Timeshares. Accounts receivable from customers for design services are recorded and stated at the amount expected to be collected and reflect an allowance for uncollectible amounts of $12,142 and $6,987 at March 31, 2015 and December 31, 2014, respectively, Accounts receivable from customers relinquishing their Timeshares was $9,000 and $9,000 at March 31, 2015 and December 31, 2014, respectively. This amount is being held by the company’s credit card processor which places a six month hold on transactions dealing with Timeshares.

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of Integrated Inpatient Solutions, Inc. and its wholly owned subsidiary Integrated Timeshare Solutions, Inc. (from August 26, 2014). All intercompany transactions and balances have been eliminated in consolidation.

Impairment of Goodwill and Long-Lived Assets

The Company assesses the recoverability of its long-lived assets by comparing the projected undiscounted net cash flows associated with the related long-lived asset or group of long-lived assets over their remaining estimated useful lives, against their respective carrying amounts.  Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets.  Fair value is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable.  If long-lived assets are determined to be recoverable, but the newly determined remaining estimated useful lives are shorter than originally estimated, the net book values of the long-lived assets are depreciated over the newly determined remaining estimated useful lives.  The Company determined that there were no impairments of long-lived assets as of March 31, 2015.

Table of Contents	7

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

Table of Contents	8

Earnings (Loss) Per Share

The Company computes earnings (loss) per share in accordance with the provisions of FASB ASC Topic 260, "Earnings Per Share," which specifies the computation, presentation and disclosure requirements for earnings (loss) per share for entities with publicly held common stock.  Basic earnings (loss) per share are computed by dividing net earnings (loss) available to common shareholders by the weighted average number of common shares outstanding during the period.  Diluted earnings (loss) per share are computed assuming the exercise of dilutive stock options under the treasury stock method and the related income tax effects As of March 31, 2015 and 2014, we had 250,000 shares of Convertible Preferred Stock outstanding convertible into 2,500,000 common shares.

Reclassification

Certain reclassifications, including discontinued operations, have been made to the prior year’s data to conform to current year presentation. These reclassifications had no effect on net income (loss).

Recent Accounting Pronouncements

In April 2015, FASB issued Accounting Standards Update (“ASU”) No. 2015-03, “Interest – Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs”, is to simplify presentation of debt issuance costs by requiring that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The ASU does not affect the recognition and measurement guidance for debt issuance costs. For public companies, the ASU is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early application is permitted. We are currently reviewing the provisions of this ASU to determine if there will be any impact on our results of operations, cash flows or financial condition.

In April 2015, FASB issued Accounting Standards Update (“ASU”) No. 2015-04, “Compensation – Retirement Benefits (Topic 715): Practical Expedient for the Measurement Date of an Employer’s Defined Benefit Obligation and Plan Assets”, permits the entity to measure defined benefit plan assets and obligations using the month-end that is closest to the entity’s fiscal year-end and apply that practical expedient consistently from year to year. The ASU is effective for public business entities for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early application is permitted. We are currently reviewing the provisions of this ASU to determine if there will be any impact on our results of operations, cash flows or financial condition.

In April 2015, FASB issued Accounting Standards Update (“ASU”) No. 2015-05, “Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement”, provides guidance to customers about whether a cloud computing arrangement includes a software license. If such an arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If the arrangement does not include a software license, the customer should account for it as a service contract. For public business entities, the ASU is effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2015. Early application is permitted. We are currently reviewing the provisions of this ASU to determine if there will be any impact on our results of operations, cash flows or financial condition.

In April 2015, FASB issued Accounting Standards Update (“ASU”) No. 2015-06, “Earnings Per Share (Topic 260): Effects on Historical Earnings per Unit of Master Limited Partnership Dropdown Transactions”, specifies that, for purposes of calculating historical earnings per unit under the two-class method, the earnings (losses) of a transferred business before the date of a drop down transaction should be allocated entirely to the general partner. In that circumstance, the previously reported earnings per unit of the limited partners (which is typically the earnings per unit measure presented in the financial statements) would not change as a result of the dropdown transaction. Qualitative disclosures about how the rights to the earnings (losses) differ before and after the dropdown transaction occurs for purposes of computing earnings per unit under the two-class method also are required. The ASU is effective for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Earlier application is permitted. We are currently reviewing the provisions of this ASU to determine if there will be any impact on our results of operations, cash flows or financial condition.

Table of Contents	9

All other newly issued accounting pronouncements but not yet effective have been deemed either immaterial or not applicable.

NOTE 2 - STOCKHOLDERS' EQUITY

Preferred Stock

The Company has 10,000,000 authorized shares of non-redeemable, convertible preferred stock with a par value of $.0001. Each share of preferred stock is convertible to 10 shares of common stock.

NOTE 3 - COMMITMENT AND CONTINGENCIES

Commitment

In April 2013, the Company entered into a one year office lease agreement at $450 per month, and the lease expired in May 2014. The office space was being occupied on a month to month basis until the lease agreement was amended. In August 2014, the Company entered into an amended lease agreement. The lease term is one year commencing on June 1, 2014 and will expire on May 31, 2015. The monthly rent remains at $450 per month. Total rent expense for the three months ended March 31, 2015 and 2014 was $1,431 and $1,431, respectively.

On August 26, 2014, the Company entered into an employment agreement with its Chief Executive Officer. The agreement is for a period of two years unless renewed or extended by both parties. The agreement provides an annual base salary of $80,000. The Officer is also eligible for a bonus payment based on the gross revenue achieved by the Company at the end of each twelve month period following commencement of this agreement. The bonuses are ranging from $40,000 to $100,000 for gross revenues ranging from $3,750,000 to $7,500,000 and over $7,500,000. As of March 31, 2015, the Company did not reach the targeted gross revenue. Therefore, the Officer did not receive any bonuses for the three months ended March 31, 2015.

On August 26, 2014, the Company entered into an employment agreement with its Senior Vice President of Sales. The agreement is for a period of two years unless renewed or extended by both parties. The agreement provides an annual base salary of $80,000. The Officer is also eligible for a bonus payment based on the gross revenue achieved by the Company at the end of each twelve month period following commencement of this agreement. The bonuses are ranging from $40,000 to $100,000 for the gross revenue ranging from $3,750,000 to $7,500,000 and over $7,500,000. In March 2015, the Officer entered into a settlement agreement with the Company. As a result, the employment agreement was concurrently terminated.

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

In September 2013, the Company became involved in a legal settlement relating to a malpractice claim. As a result of the settlement agreement, the Company agreed to pay a total amount of $500,000, which will be covered by the tail malpractice insurance. The Company has accrued $50,000 for the deductible on the tail malpractice insurance as of March 31, 2015 and December 31, 2014.

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

Table of Contents	10

In November 2011, the Company became involved in a legal settlement relating to a malpractice claim for $100,000. As a result of the settlement agreement, the Company agreed to pay a total amount of $100,000. As of March 31, 2015 and December 31, 2014, the remaining balance was approximately $40,000 which is due in equal annual installments of $20,000 over the next two years.

The accrued legal settlements are presented as liabilities from discontinued operation in the accompanying balance sheets (see Note 7).

In November 2014 the Company had a dispute with a former Officer and shareholder. The agreement was settled in March 2015 whereupon the Company agreed to pay the former Officer and shareholder $19,250 and forgive the $5,000 note receivable paid to the former Officer (see Note 4). The former Officer and shareholder agreed to relinquish his entire interest in the company, including his stock ownership. As of March 31, 2015, the Company has paid $19,250 to the former officer and the stock ownership has not been returned to the Company.

The Company is currently not aware of any other such legal proceedings or claims that they believe will have, individually or in the aggregate, a material adverse affect on its business, financial condition or operating results except for the items described above. Litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm its business.

NOTE 4 – NOTE RECEIVABLE – RELATED PARTY

In March 2015, the Company entered into a settlement agreement with a former Officer and shareholder. Under the terms of the agreement, the Company agreed to pay $19,250 and forgive the $5,000 note receivable paid to the former Officer. The former Officer and shareholder agreed to relinquish his interest in the Company including 21,296,819 shares of the Company’s common stock. As of March 31, 2015, the Company has paid $19,250 to the former officer and the stock ownership has not been returned to the Company.

NOTE 5 – DUE TO RELATED PARTY

During the three months ended March 31, 2015, the Officer and principal shareholder of the Company paid expenses on behalf of the Company in the amount of $2,000.

NOTE 6 – CONCENTRATIONS

Geographic and Employment

Our operations are concentrated in the South Florida region. We are reliant on the services of two full time executives one who manage the operations of the Company.

Revenue and Accounts Receivable

During the three months ended March 31, 2015, 89% of revenues from the design business were derived from five customers of 29%, 22%, 15%, 13% and 10% of net revenue.

During the three months ended March 31, 2014, 51% of revenues were derived from three customers at 23%, 17% and 11%.

Table of Contents	11

At March 31, 2015, 69% of accounts receivable were derived from three customers at 40%, 16%and 13%.

At December 31, 2014, 76% of accounts receivable were derived from two customers at 65% and 11%.

Accounts receivable from customers relinquishing their Timeshares was $9,000 at March 31, 2015 and December 31, 2014. This amount is being held by the Company’s credit card processor which places a six month hold on any transactions involving Timeshares.

NOTE 7 - Discontinued Operations

In March 2013, management decided to exit the health care provider business and in November 2014 management decided to exit the timeshare business. Accordingly, the Company's current strategy is focused on its interior design business. Accordingly, the financial statements have been presented in accordance with ASC 205-20, Discontinued Operations.

The following table illustrates the reporting of the discontinued operations included in the Statements of Operations for the March 31, 2015:

Timeshare deed liquidation revenue	$7,702
Operating expenses:
General and administrative	1,856
Total operating expenses	1,856

Income from discontinued operations	$5,846

As of March 31, 2015 and December 31, 2014, assets and liabilities from discontinued operations are listed below:

	March 31, 2015	December 31, 2014

Cash	$13,914	$20,496
Accounts receivable	9,000	9,000
Escrow funds - timeshare	4,000	16,050
Assets from discontinued operations	$26,914	$45,546

Accrued legal settlements	$89,295	$108,589
Client Deposits - Timeshare	36,290	46,784
Other	10,035	11,933
Liabilities from discontinued operations	$135,620	$167,306

Table of Contents	12

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes that appear elsewhere in this report and in our Annual Report on Form 10-K for the year ended December 31, 2014.

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

Our internet site, www.IntegratedInteriorDesigns.com officially launched on June 1, 2013.

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

Critical Accounting Policies

Accounts Receivable

The Company had $58,927 in accounts receivable from customers at December 31, 2014. At March 31, 2015 accounts receivable had reduced to $19,309.

Table of Contents	13

The determination of contractual and bad debt allowances constitutes a significant estimate. Accounts receivable represent amounts due from customers for design services. Accounts receivable are recorded and stated at the amount expected to be collected and have been adjusted to reflect the allowance for uncollectible amounts of approximately $12,142 and $6,987 at March 31, 2015 and December 31, 2014, respectively. Accounts receivable from customers relinquishing their Timeshares was $9,000 and $9,000 at March 31, 2015 and December 31, 2014, respectively. This amount is being held by the Company’s credit card processor which places a six month hold on transactions dealing with Timeshares.

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

Liquidity and Capital Resources

As of March 31, 2015, we had total current assets of $ 611,155, consisting primarily of $310,401 in Cash and $237,077 in Refundable Income Taxes. We had total current liabilities as of March 31, 2015 of $225,177.

We believe that we have sufficient capital to cover all anticipated operations during the next twelve months: cash on hand was $310,401 as of March 31, 2015. Additionally, we are generating revenue from our interior design services. We believe that these amounts are adequate to fund the company’s current projected capital requirements for at least twelve months. We do not presently have any material commitments for capital expenditures.

The Company does not expect to purchase any plant or significant equipment over the next 12 months.

Table of Contents	14

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

Results of Operations for the Three Months Ended March 31, 2015 and 2014

During the quarter ended March 31, 2015 we generated revenue of $73,523 compared to revenue of $40,140 in the quarter ended March 31, 2014 from our interior design operations.

During the quarter ended March 31, 2015 our Cost of Services totaled $98,083 compared to cost of services $10,624 for the quarter ended March 31, 2014. We attribute this increase to an increase in number of clients as well as an increase in size of some particular client expenditures, which because of the nature of discounts offered by vendors, the Company must pay and be reimbursed. During the Three months ended March 31, 2015, The negative margin was caused by our increase in costs we incurred to complete the projects vs. the contract price.

All operating expenses during both periods consisted of General and Administrative expenses of $72,947 during the quarter ended March 31, 2015, which decreased from $82,278 during the same period in 2014. During the quarter ended March 31, 2015 we suffered a loss from continuing operations of $97,392, which was an increase from our loss of $15,573 during the same period in 2014. We attribute this increase primarily to the benefit from income taxes on continuing operations we received in the quarter ended March 31, 2014, to customer write offs and to decreased margin on revenues generated from interior design operations. Also, during the quarter ended March 31, 2015 we achieved income on discontinued operations of $5,846. We had no loss or income on discontinued operations during the quarter ending March 31, 2014 as we did not have the time share operations. In total, we incurred a net loss during the quarter ended March 31, 2015 of $91,546 as opposed to incurring a net loss of $15,573 during the quarter ended March 31, 2014.

CONTRACTUAL OBLIGATIONS

The Company is a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and is not required to provide the information under this item.

Off Balance Sheet Arrangements

As of March 31, 2015, there were no off balance sheet arrangements.

Recent Accounting Pronouncements

In April 2015, FASB issued Accounting Standards Update (“ASU”) No. 2015-03, “Interest – Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs”, is to simplify presentation of debt issuance costs by requiring that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The ASU does not affect the recognition and measurement guidance for debt issuance costs. For public companies, the ASU is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early application is permitted. We are currently reviewing the provisions of this ASU to determine if there will be any impact on our results of operations, cash flows or financial condition.

In April 2015, FASB issued Accounting Standards Update (“ASU”) No. 2015-04, “Compensation – Retirement Benefits (Topic 715): Practical Expedient for the Measurement Date of an Employer’s Defined Benefit Obligation and Plan Assets”, permits the entity to measure defined benefit plan assets and obligations using the month-end that is closest to the entity’s fiscal year-end and apply that practical expedient consistently from year to year. The ASU is effective for public business entities for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early application is permitted. We are currently reviewing the provisions of this ASU to determine if there will be any impact on our results of operations, cash flows or financial condition.

Table of Contents	15

In April 2015, FASB issued Accounting Standards Update (“ASU”) No. 2015-05, “Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement”, provides guidance to customers about whether a cloud computing arrangement includes a software license. If such an arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If the arrangement does not include a software license, the customer should account for it as a service contract. For public business entities, the ASU is effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2015. Early application is permitted. We are currently reviewing the provisions of this ASU to determine if there will be any impact on our results of operations, cash flows or financial condition

In April 2015, FASB issued Accounting Standards Update (“ASU”) No. 2015-06, “Earnings Per Share (Topic 260): Effects on Historical Earnings per Unit of Master Limited Partnership Dropdown Transactions”, specifies that, for purposes of calculating historical earnings per unit under the two-class method, the earnings (losses) of a transferred business before the date of a drop down transaction should be allocated entirely to the general partner. In that circumstance, the previously reported earnings per unit of the limited partners (which is typically the earnings per unit measure presented in the financial statements) would not change as a result of the dropdown transaction. Qualitative disclosures about how the rights to the earnings (losses) differ before and after the dropdown transaction occurs for purposes of computing earnings per unit under the two-class method also are required. The ASU is effective for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Earlier application is permitted. We are currently reviewing the provisions of this ASU to determine if there will be any impact on our results of operations, cash flows or financial condition.

All other newly issued accounting pronouncements but not yet effective have been deemed either immaterial or not applicable.

ITEM 4.  CONTROLS AND PROCEDURES

In connection with the preparation of this quarterly report on Form 10-Q, an evaluation was carried out by our management, with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act")) as of March 31, 2015. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures.

Based on that evaluation, our management concluded, as of the end of the period covered by this report, that our disclosure controls and procedures were effective in recording, processing, summarizing, and reporting information required to be disclosed, within the time periods specified in the SEC's rules and forms.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the quarter ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

Separately, in November 2014 the Company had a dispute with a former Officer and shareholder. The dispute was settled in March 2015 whereupon the Company agreed to pay the former Officer and shareholder $19,250 and forgive the $5,000 note receivable paid to the former Officer. The former Officer and shareholder agreed to relinquish his entire interest in the company, including his stock ownership. As of March 31, 2015, the Company had paid $19,250 to the former officer but the stock ownership has not been returned to the Company.

We are not aware of any other pending or threatened litigation against us that we expect will, individually or in the aggregate, have a material adverse effect on our business, financial condition, liquidity, or operating results. We cannot assure you that we will not be adversely affected in the future by legal proceedings.

ITEM 1A. RISK FACTORS

The Company is a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and is not required to provide the information under this item.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY STANDARDS

Not applicable.

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

Integrated Inpatient Solutions, Inc.

Date: May 20, 2015	By:	/s/ Osnah Bloom
Osnah Bloom Principal Executive Officer and Principal Financial Officer

Table of Contents	18