Form 10-Q
period 2015-06-30
Integrated Inpatient Solutions, Inc.
filed 2015-08-18
CIK 1174672

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-Q

———————

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2015

or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from: _____________ to _____________

Commission File Number: 333-191564

———————

Integrated Inpatient Solutions, Inc.

(Exact name of registrant as specified in its charter)

———————

N/A

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark if the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the  Exchange  Act during the past 12 months (or for such shorter period that the registrant was required to file such reports),  and (2) has been subject to such filing requirements for the past 90 days. Yes[ ]No [X]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [ ]

Indicate by check mark if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, a non-accelerated filer, or a smaller reporting company, See the definition of "large accelerated filer," "accelerated filer" and "smaller reporting company in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[X]

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [ ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 17, 2015
Common Stock	111,225,013

PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS	18

ITEM 1A.	RISK FACTORS	18

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	18

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES	18

ITEM 4.	MINE SAFETY DISCLOSURES	19

ITEM 5.	OTHER INFORMATION	18

ITEM 6.	EXHIBITS	18

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

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The Company’s unaudited interim financial statements for the three months ended June 30, 2015 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with United States generally accepted accounting principles.

These financial statements should be read in conjunction with the audited financial statements and notes for the year ended December 31, 2014, on Form 10-K, as filed with the Securities and Exchange Commission on March 30, 2015.

Table of Contents	2

Integrated Inpatient Solutions, Inc.
Condensed Consolidated Balance Sheets
	June 30,	December 31,
	2015	2014
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$221,346	$372,206
Accounts receivable, net	9,368	58,927
Refundable income taxes	237,077	237,077
Prepaid expenses and other current assets	11,956	14,810
Assets from discontinued operations	41,416	45,546
Total current assets	521,163	728,566

Other assets
Deposits	954	954

TOTAL ASSETS	$522,117	$729,520

LIABILITIES AND STOCKHOLDER'S EQUITY
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$91,936	$59,954
Deferred revenue	12,027	23,782
Due to related party	4,000	—
Liabilities from discontinued operations	110,836	167,306
Total current liabilities	218,799	251,042

TOTAL LIABILITIES	218,799	251,042

Commitments and Contingencies (See Note 3)

Stockholders’ Equity
Preferred stock, $0.0001 par value, 10,000,000 shares authorized, 250,000 shares issued and outstanding as of June 30, 2015 and December 31, 2014, respectively	25	25
Common stock, $0.0001 par value, 2,000,000,000 shares authorized, 111,225,013 and 150,503,951 shares issued and outstanding as of June 30, 2015 and December 31, 2014, respectively.	11,123	15,850
Additional paid-in capital	1,015,925	1,011,198
Accumulated deficit	(723,755)	(548,595)
Total Stockholders’ Equity	303,318	478,478

Total Liabilities and Stockholders' Equity	$522,117	$729,520

The accompanying notes are an integral part of the condensed consolidated unaudited financial statements.

Table of Contents	3

Integrated Inpatient Solutions, Inc.
Condensed Consolidated Statement of Operations
(Unaudited)
	Three months ended June 30,		Six months ended June, 30
	2015	2014	2015	2014
	(Consolidated)		(Consolidated)
Revenue	$67,529	$59,280	$141,052	$99,420
Cost of services	93,907	43,065	191,990	53,689
Gross Income / (Loss)	(26,378)	16,215	(50,938)	45,731
Operating expenses

General and administrative	51,884	120,544	124,831	202,822
Loss from continuing operations	(78,262)	(104,329)	(175,769)	(157,091)

Benefit from income taxes on continuing operations	—	37,950	—	74,984
Interest expense	(742)	—	(742)	—
Interest Income	99	149	214	304
Loss from continuing operations	(78,905)	(66,230)	(176,297)	(81,803)

Discontinued operations:
Income / (loss) from discontinued operations	(4,709)	—	1,137	—
Income / (Loss) on discontinued operations	(4,709)	—	1,137	—

Net loss	$(83,614)	$(66,230)	$(175,160)	$(81,803)
Net loss per share - basic and diluted
Loss from continuing operations	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Income from discontinued operations	0.00	0.00	0.00	0.00
Net loss per share - basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Weighted average number of common shares outstanding - basic and diluted	150,710,719	49,799,178	154,585,807	49,209,050

Table of Contents	4

Integrated Inpatient Solutions, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)
	Six months ended
	June 30,
	2015	2014
	(Consolidated)
Cash Flow used in Operating Activities
Net Loss	$(176,297)	$(81,803)
Plus net income from discontinued operations	1,137	$—
Net loss from operations	(175,160)	(81,803)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	—	2,382
Provision for doubtful accounts	5,155	5,881
Stock issued for services	—	49,140
Changes in assets and liabilities:	—
Accounts receivable	44,404	(15,430)
Refundable Income Taxes	—	(74,984)
Prepaid expenses and other current assets	2,854	—
Assets from discontinued operations	4,130	—
Deferred revenue	(11,755)	28,200
Liabilities from discontinued operations	(56,470)	(10,000)
Accounts payable and accrued expenses	31,982	1,300
Net cash used in operating activities	(154,860)	(95,314)

Cash Flow from Financing Activities
Due to related party	4,000	—
Net cash provided by financing activities	4,000	—

Net decrease in cash	(150,860)	(95,314)

Cash - Beginning of year	372,206	538,633
Cash - End of the period	$221,346	$443,319

During the six months ended June 30, 2015 47,278,938 shares of common stock were retired to the treasury with a par value of $4,728

Table of Contents	5

Integrated Inpatient Solutions, Inc.

Notes to Condensed Financial Statements

June 30, 2015 (Consolidated) and June 30, 2014

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

The financial information furnished herein reflects all adjustments, consisting of normal recurring items that, in the opinion of management, are necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the interim periods. The results of operations for the six months ended June 30, 2015 are not necessarily indicative of the results to be expected for the year ending December 31, 2015.

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

Cash

The Company considers cash in banks and other highly liquid investments with insignificant interest rate risk and maturities of three months or less at the time of acquisition to be cash and cash equivalents. At March 31, 2015 and December 31, 2014, the Company had no cash equivalents. The Company maintains cash accounts in financial institutions that are guaranteed by the Federal Deposit Insurance Corporation (“FDIC”). Deposits in excess of the FDIC insurance amount of $250,000 totaled $0 at June 30, 2015. Deposits in excess of the FDIC insurance amount of $250,000 totaled $80,000 at December 31, 2014

Accounts Receivable

The determination of bad debt allowances constitutes a significant estimate. Accounts receivable represent amounts due from interior design customers. Accounts receivable are recorded and stated at the amount expected to be collected and have been adjusted to reflect the differences between charges and the estimated reimbursable amounts.

Accounts receivable represent amounts due from customers for design services and customers relinquishing their Timeshares. Accounts receivable from customers for design services are recorded and stated at the amount expected to be collected and reflect an allowance for uncollectible amounts of $12,142 and $6,987 at June 30, 2015 and December 31, 2014, respectively, Accounts receivable from customers relinquishing their Timeshares was $9,000 and $9,000 at June 30, 2015 and December 31, 2014, respectively. This amount is being held by the company’s credit card processor which places a six month hold on transactions dealing with Timeshares.

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

Earnings (Loss) Per Share

The Company computes earnings (loss) per share in accordance with the provisions of FASB ASC Topic 260, "Earnings Per Share," which specifies the computation, presentation and disclosure requirements for earnings (loss) per share for entities with publicly held common stock.  Basic earnings (loss) per share are computed by dividing net earnings (loss) available to common shareholders by the weighted average number of common shares outstanding during the period.  Diluted earnings (loss) per share are computed assuming the exercise of dilutive stock options under the treasury stock method and the related income tax effects As of June 30, 2015 and 2014, we had 250,000 shares of Convertible Preferred Stock outstanding convertible into 2,500,000 common shares.

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

NOTE 2 - STOCKHOLDERS' EQUITY

Common Stock

On June 23, 2015, the company amended its Articles of Incorporation to increase the total number of shares of all classes of stock to 2,010,000,000 shares, of which 2,000,000,000 shares shall be Common Stock with a par value of $0.0001 per share, and 10,000,000 shares shall be Serial Preferred Stock with a par value of $0.0001 per share.

In March 2015, the Company entered into a settlement agreement with a former Officer and shareholder. Under the terms of the agreement, the Company agreed to pay $19,250 and forgive the $5,000 note receivable paid to the former Officer. The former Officer and shareholder agreed to relinquish his interest in the Company including 21,296,819 shares of the Company’s common stock. As of June 30, 2015, the Company has paid $19,250 to the former Officer and the stock ownership has been returned to the Company's treasury.

In May 2015 the former Directors agreed to relinquish 25,982,119 shares of the Company’s common stock due to Company winding down the timeshare business.

Preferred Stock

The Company has 10,000,000 authorized shares of non-redeemable, convertible preferred stock with a par value of $.0001. Each share of preferred stock is convertible to 10 shares of common stock.

NOTE 3 - COMMITMENT AND CONTINGENCIES

Commitment

In April 2013, the Company entered into a one year office lease agreement at $450 per month, and the lease expired in May 2014. The office space was being occupied on a month to month basis until the lease agreement was amended. In August 2014, the Company entered into an amended lease agreement. The lease term is one year commencing on June 1, 2014 and will expire on May 31, 2015. The monthly rent remains at $450 per month. Total rent expense for the three and six months ended June 30, 2015 and 2014 was $1,044, $2,385 $1,044 and $2,835 respectively.

On August 26, 2014, the Company entered into an employment agreement with its Chief Executive Officer. The agreement is for a period of two years unless renewed or extended by both parties. The agreement provides an annual base salary of $80,000. The Officer is also eligible for a bonus payment based on the gross revenue achieved by the Company at the end of each twelve month period following commencement of this agreement. The bonuses are ranging from $40,000 to $100,000 for gross revenues ranging from $3,750,000 to $7,500,000 and over $7,500,000. As of June 30, 2015, the Company did not reach the targeted gross revenue. Therefore, the Officer did not receive any bonuses for the six months ended June 30, 2015.

Table of Contents	10

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

In September 2013, the Company became involved in a legal settlement relating to a malpractice claim. As a result of the settlement agreement, the Company agreed to pay a total amount of $500,000, which will be covered by the tail malpractice insurance. The Company has accrued $50,000 for the deductible on the tail malpractice insurance as of June 30, 2015 and December 31, 2014.

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

In November 2011, the Company became involved in a legal settlement relating to a malpractice claim for $100,000. As a result of the settlement agreement, the Company agreed to pay a total amount of $100,000. As of June 30, 2015 and December 31, 2014, the remaining balance was approximately $40,000 which is due in equal annual installments of $20,000 over the next two years.

The accrued legal settlements are presented as liabilities from discontinued operation in the accompanying balance sheets (see Note 7).

In November 2014 the Company had a dispute with a former Officer and shareholder. The agreement was settled in March 2015 whereupon the Company agreed to pay the former Officer and shareholder $19,250 and forgive the $5,000 note receivable paid to the former Officer (see Note 4). The former Officer and shareholder agreed to relinquish his entire interest in the company, including his stock ownership. As of June 30, 2015, the Company has paid $19,250 to the former officer and the stock ownership has been returned to the Company.

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

Table of Contents	11

NOTE 4 – NOTE RECEIVABLE – RELATED PARTY

In March 2015, the Company entered into a settlement agreement with a former Officer and shareholder. Under the terms of the agreement, the Company agreed to pay $19,250 and forgive the $5,000 note receivable paid to the former Officer. The former Officer and shareholder agreed to relinquish his interest in the Company including 21,296,819 shares of the Company’s common stock. As of June 30, 2015, the Company has paid $19,250 to the former Officer and the stock ownership has been returned to the Company's treasury.

NOTE 5 – DUE TO RELATED PARTY

During the six months ended June 30, 2015, the Officer and principal shareholder of the Company paid expenses on behalf of the Company in the amount of $4,000.

NOTE 6 – CONCENTRATIONS

Geographic and Employment

Our operations are concentrated in the South Florida region. We are reliant on the services of two full time executives one who manage the operations of the Company.

Revenue and Accounts Receivable

During the six months ended June 30, 2015, 79% of revenues from the design business were derived from four customers of 37%, 18%, 12%, and 12% of net revenue.

At June 30, 2015, 78% of accounts receivable were derived from three customers at 40%, 17%, 11% and 10%.

During the six months ended June 30, 2014, 45% of revenues were derived from two customers at 34%, and 11%.

At June 30, 2014, 64% of accounts receivable were derived from three customers at 29%, 21% and 14%.

Accounts receivable from customers relinquishing their Timeshares was $9,000 at June 30, 2015 and December 31, 2014. This amount is being held by the Company’s credit card processor which places a six month hold on any transactions involving Timeshares.

NOTE 7 - Discontinued Operations

In March 2013, management decided to exit the health care provider business and in November 2014 management decided to exit the timeshare business. Accordingly, the Company's current strategy is focused on its interior design business. Accordingly, the financial statements have been presented in accordance with ASC 205-20, Discontinued Operations.

The following table illustrates the reporting of the discontinued operations included in the Statements of Operations for the June 30, 2015:

Timeshare deed liquidation revenue	$35,195
Operating expenses:
General and administrative	34,058
Total operating expenses	34,058

Income from discontinued operations	$1,137

Table of Contents	12

As of June 30, 2015 and December 31, 2014, assets and liabilities from discontinued operations are listed below:

	June 30, 2015	December 31, 2014

Cash	$32,416	$20,496
Accounts receivable	9,000	9,000
Escrow funds - timeshare	—	16,050
Assets from discontinued operations	$41,416	$45,546

Accrued legal settlements	$89,295	$108,589
Client Deposits - Timeshare	11,590	46,784
Other	9,951	11,933
Liabilities from discontinued operations	$110,836	$167,306

Table of Contents	13

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

Our internet site, www.IntegratedInteriorDesigns.com officially launched on June 1, 2013.

Table of Contents	14

Critical Accounting Policies

Accounts Receivable

The Company had $58,927 in accounts receivable from customers at December 31, 2014. At June 30, 2015 accounts receivable had declined to $9,368.

The determination of contractual and bad debt allowances constitutes a significant estimate. Accounts receivable represent amounts due from customers for design services. Accounts receivable are recorded and stated at the amount expected to be collected and have been adjusted to reflect the allowance for uncollectible amounts of approximately $12,142 and $6,987 at June 30, 2015 and December 31, 2014, respectively. Accounts receivable from customers relinquishing their Timeshares was $9,000 and $9,000 at June 30, 2015 and December 31, 2014, respectively and is included in Assets Held for Discontinued Operations. This amount is being held by the Company’s credit card processor which places a six month hold on transactions dealing with Timeshares.

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

Liquidity and Capital Resources

As of June 30, 2015, we had total current assets of $521,163, consisting primarily of $221,346 in Cash and $237,077 in Refundable Income Taxes. We had total current liabilities as of June 30, 2015 of $218,799.

Table of Contents	15

We believe that we have sufficient capital to cover all anticipated operations during the next twelve months: cash on hand was $221,346 as of June 30, 2015. Additionally, we are generating revenue from our interior design services. We believe that these amounts are adequate to fund the company’s current projected capital requirements for at least twelve months. We do not presently have any material commitments for capital expenditures.

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

Results of Operations for the Three Months Ended June 30, 2015 and 2014

During the quarter ended June 30, 2015 we generated revenue of $67,529 compared to revenue of $59,280 in the quarter ended June 30, 2014 from our interior design operations. Despite this revenue increase, as explained below, we have a loss from our Interior Design business.

During the quarter ended June 30, 2015 our Cost of Services totaled $93,607. This compared to $43,605 for the quarter ended June 30, 2015. We attribute this increase to an increase in number of clients as well as an increase in size of some particular client expenditures, which because of the nature of discounts offered by vendors, the Company must pay and be reimbursed.

All operating expenses during both periods consisted of General and Administrative expenses, which total $51,884 during the quarter ended June 30, 2015, a decrease from $120,544 during the same period in 2014. During the quarter ended June 30, 2015 we suffered a loss from continuing operations of $78,262, which was a decrease from our loss of $104,329 during the same period in 2014. Also, during the quarter ended June 30, 2015 we incurred a loss on discontinued operations of $4,709. We had no loss or income on discontinued operations during the quarter ending June 30, 2014. In total, we incurred a net loss during the quarter ended June 30, 2015 of $83,614 as opposed to incurring a net loss of $66,230 during the quarter ended June 30, 2014.

During 2015, the Company has incurred a negative margin on services provided due to costs exceeding contract prices due to subcontractors being unable to finish jobs. These issues were outside of the control of the Company. In those instances we have hired new contractors, at higher prices to complete outstanding obligations.  Aside from the changes in subcontractor services, there have been changes in business that has caused a reduction in the overall profit margin.  The market has changed and we are bidding jobs with lower margins and higher subcontractor pricing albeit high quality.  For the future we see that a change in the business model will help mitigate some of the reduced profit margins by increasing deposits on the higher end clients to meet the needs of initial cash flow.  With regards to the subcontractors, a problematic area for all business' of our type, we have committed to using a very few quality subcontractors with which we personally have experience and relationships.

The hourly rate model has also proven to be problematic.  When you are not physically present with the client, the intangible of the time spent has been an issue with a number of clients. The majority of new clients are on a fixed fee basis, whether just design and/or remodeling services are being engaged.  Also, we have had to reduce the fee somewhat to make it more attractive and generate revenue.

Table of Contents	16

Results of Operations for the Six Months Ended June 30, 2015 and 2014

During the six months ended June 30, 2015 we generated revenue of $141,052 compared to revenue of $99,420 in the six months ended June 30, 2014 from our current operations. Our Cost of Services during the six months ended June 30, 2015 was $191,990, significantly higher than the $53,689 during the same period in 2014. This resulted in a gross loss of $50,938 during the six months ended June 30, 2015 compared to gross income of $45,731 during the six months ended June 30, 2014.

All operating expenses during both periods consisted of General and Administrative expenses, which totaled $124,831 during the six months ended June 30, 2015 which decreased from $202,822 during the same period in 2014. During the six months ended June 30, 2015 we suffered a loss from continuing operations of $175,769, which was a slight increase from the loss of $157,091 during the same period in 2014. Also, during the six months ended June 30, 2015 we had a gain on discontinued operations of $1,137. We had no loss on discontinued operations during the six months ending June 30, 2014. In total, we incurred a net loss during the six months ended June 30, 2015 of $175,160 as opposed to a net loss of $81,803 during the six months ended June 30, 2014.

CONTRACTUAL OBLIGATIONS

The Company is a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and is not required to provide the information under this item.

Off Balance Sheet Arrangements

As of June 30, 2015, there were no off balance sheet arrangements.

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

Table of Contents	17

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

ITEM 4.  CONTROLS AND PROCEDURES

In connection with the preparation of this quarterly report on Form 10-Q, an evaluation was carried out by our management, with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act")) as of June 30, 2015. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures.

Based on that evaluation, our management concluded, as of the end of the period covered by this report, that our disclosure controls and procedures were effective in recording, processing, summarizing, and reporting information required to be disclosed, within the time periods specified in the SEC's rules and forms.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)) during the quarter ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting

Table of Contents	18

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Concurrent with the Company’s decision to cease operations of ITS, the Company’s former Senior Vice President of Sales hired counsel and claimed that he had been wrongly terminated. A settlement agreement with the former Officer was ultimately singed. Under the terms of the agreement, the Company agreed to pay $19,250 and forgive the $5,000 note receivable paid to the former Officer. The former Officer agreed to relinquish his interest in the Company including 21,296,819 shares of the Company’s common stock. As of June 30, 2015, the Company has paid $19,250 to the former officer and the stock ownership has been returned to the Company.

Additionally, in connection with the Company’s decision to cease operations of ITS, former Directors of the Company agreed to relinquish 25,982,119 shares of the Company’s common stock due to the Company winding down ITS.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY STANDARDS

Not applicable.

Table of Contents	19

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

Exhibit No.	Description
3.1(a)#	Articles of Incorporation of the Company.
3.1(b)	* Articles of Amendment of Articles of Incorporation.
3.1(c)*	Articles of Amendment of Articles of Incorporation.
3.1(d)*	September 2001 Consent of Board of Directors establishing preferred stock.
3.1(e)	Articles of Amendment of Articles of Incorporation.
3.2#	Bylaws of the Company.
10.1*	Asset Purchase Agreement.
10.2*	Bill of Sale, Assignment and Assumption Agreement.
10.3*	Seller Noncompetition Agreement.
10.4*	Owner Noncompetition Agreement.
10.5*	Owner Consulting Agreement.
10.6+	Share Exchange Agreement between the Company and Integrated Timeshare Solutions, Inc.
10.7+	Employment Agreement with Osnah Bloom.
10.8+	Employment Agreement with Bradley Scott.
10.9+	Voting Agreement among the Company, Osnah Bloom, Dominic Alto, Bradley Scott and Josh M. Bloom
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to section 302 of the Sarbanes-Oxley act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to section 302 of the Sarbanes-Oxley act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

# Filed in the Registrant’s Registration Statement on Form S-1 on October 4, 2014.

* Filed in the Amendment 1 to the Registrant’s Registration Statement on Form S-1 on January 3, 2014.

+ Filed in the Registrant’s Current Report on Form 8-K on August 29, 2014.

Table of Contents	20

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf by the undersigned, thereunto duly authorized.

Integrated Inpatient Solutions, Inc.

Date: August 18, 2015	By:	/s/ Osnah Bloom
Osnah Bloom Principal Executive Officer and Principal Financial Officer

Table of Contents	21