Form 10-Q
period 2015-09-30
Integrated Inpatient Solutions, Inc.
filed 2015-11-16
CIK 1174672

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-Q

———————

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2015

or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from: _____________ to _____________

Commission File Number: 333-191564

———————

Integrated Inpatient Solutions, Inc.

(Exact name of registrant as specified in its charter)

———————

N/A

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark if the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the  Exchange  Act during the past 12 months (or for such shorter period that the registrant was required to file such reports),  and (2) has been subject to such filing requirements for the past 90 days. Yes[ ] No [X]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [ ]

Indicate by check mark if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, a non-accelerated filer, or a smaller reporting company, See the definition of "large accelerated filer," "accelerated filer" and "smaller reporting company in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[X]

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes[ ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 13, 2015
Common Stock	111,225,013

PART II – OTHER INFORMATION

ITEM 5.	OTHER INFORMATION	18

ITEM 6.	EXHIBITS	19

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

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The Company’s unaudited interim financial statements for the nine months ended September 30, 2015 form part of this quarterly report. They are stated in United States Dollars (US$) and are prepared in accordance with the United States generally accepted accounting principles.

These financial statements should be read in conjunction with the audited financial statements and notes for the year ended December 31, 2014, on Form 10-K, as filed with the Securities and Exchange Commission on April 15, 2015.

Table of Contents	1

Integrated Inpatient Solutions, Inc.
Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2015	2014
	(Unaudited)

ASSETS
CURRENT ASSETS
Cash	$170,863	$372,206
Accounts Receivable, net	6,494	58,927
Refundable income taxes	237,077	237,077
Inventory	1,816	—
Prepaid expenses and other current assets	—	14,810
Assets from discontinued operations	29,402	45,546
Total Current Assets	445,652	728,566

Other Assets
Deposits	954	954

TOTAL ASSETS	$446,606	$729,520

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts Payable and accrued liabilities	$90,540	$59,954
Deferred revenue	6,547	23,782
Due to related party	4,000	—
Liabilities from discontinued operations	123,647	167,306
Total current liabilities	224,734	251,042

TOTAL LIABILITIES	224,734	251,042

Commitments and contingencies (See Note 3)

STOCKHOLDERS' EQUITY
Preferred stock, $0.0001 par value, 10,000,000 share authorized 250,000 shares issued and outstanding as of September 30, 2015 and December 31, 2014, respectively	25	25
Common stock, $0.0001 par value, 2,000,000,000 shares authorized, 111,225,013 and 158,503,951 shares issued and outstanding as of September 30, 2015 and December 31, 2014 respectively.	11,123	15,850
Additional paid-in capital	1,015,925	1,011,198
Accumulated deficit	(805,201)	(548,595)
TOTAL STOCKHOLDERS' EQUITY	221,872	478,478

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$446,606	$729,520

The accompany notes are an integral part of the condensed consolidated unaudited financial statements

Table of Contents	2

Integrated Inpatient Solutions, Inc.
Condensed Consolidated Statement of Operations
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

Revenue - Design	$58,824	$78,085	$199,876	$177,505
Cost of Services	76,465	95,508	268,455	149,197
Gross Income / (Loss)	(17,641)	(17,423)	(68,579)	28,308

Operating Expenses
General and administrative	75,535	556,516	200,366	759,338

Loss from continuing operations	(93,176)	(573,939)	(268,945)	(731,030)
Interest Income	50	116	264	420
Interest Expense	(485)	—	(1,227)	—
Loss before benefit for income taxes	(93,611)	(573,823)	(269,908)	(730,610)
Benefit from income taxes on
continuing operations	—	256,408	—	331,392
Loss from continuing operations	(93,611)	(317,415)	(269,908)	(399,218)

Discontinued operations:
Income / (Loss) from discontinued operations	12,165	(510,924)	13,302	(510,924)
Net Income/ (Loss) before benefit for income taxes	12,165	(510,924)	13,302	(510,924)
Benefit from income taxes on discontinued operations	—	62,575	—	62,575
Income / (Loss) from discontinued operations	12,165	(448,349)	13,302	(448,349)

Net Loss	$(81,446)	$(765,764)	$(256,606)	$(847,567)

Net Loss per share - basic and diluted
Loss from continuing operations	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Income / (Loss) from discontinued operations	0.00	(0.01)	0.00	(0.01)
Net Loss per share - basic and diluted	$(0.00)	(0.01)	$(0.00)	$(0.01)

Weighted average number of common shares outstanding - basic and diluted	111,225,013	93,764,599	137,404,181	64,224,107

The accompany notes are an integral part of the condensed consolidated unaudited financial statements

Table of Contents	3

Integrated Inpatient Solutions, Inc.
Condensed Consolidated Statement of Cash Flows
(Unaudited)

	Nine Months ended September 30,
	2015	2014

Cash Flow from Operating Activities
Net loss	$(256,606)	$(847,567)
Adjustments to reconcile net loss to net cash used in Operating Activities
Depreciation	—	3,567
Provision for doubtful accounts	7,080	9,537
Stock issued for services	—	506,842
Impairment of goodwill	—	372,965
Changes in assets and liabilities	—
Accounts Receivable	45,605	(36,429)
Refundable Income Taxes	—	(393,967)
Inventory	(1,816)
Prepaid expenses and other current assets	14,810	—
Assets from discontinued operations	16,144	(134,496)
Deferred Revenue	(17,235)	66,338
Liabilities from discontinued operations	(43,659)	81,782
Accounts payable and accrued expenses	30,334	39,945
Net cash used in Operating Activities	(205,343)	(331,483)

Cash Flows from Investing Activities
Cash acquired in acquisition of subsidiary	—	10,106
Net Cash provided by Investing Activities	—	10,106

Cash Flow from Financing Activities
Due to Related Party	4,000	—
Net Cash provided by Financing Activities	4,000	—

Net Decrease in Cash	(201,343)	(321,377)

Cash - Beginning of Year	372,206	538,633
Cash - End of the period	$170,863	$217,256

During the nine months ended September 30, 2015 47,278,938 Shares of common stock were retired to the treasury with a par value of $4,728.

The accompany notes are an integral part of the condensed consolidated unaudited financial statements

Table of Contents	4

Integrated Inpatient Solutions, Inc.

Notes to Condensed Consolidated Financial Statements

Sept 30, 2015 and Sept 30, 2014

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

The financial information furnished herein reflects all adjustments, consisting of normal recurring items that, in the opinion of management, are necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the interim periods. The results of operations for the nine months ended September 30, 2015 are not necessarily indicative of the results to be expected for the year ending December 31, 2015.

Table of Contents	5

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

Cash

The Company considers cash in banks and other highly liquid investments with insignificant interest rate risk and maturities of three months or less at the time of acquisition to be cash and cash equivalents. At September 30, 2015 and December 31, 2014, the Company had no cash equivalents. The Company maintains cash accounts in financial institutions that are guaranteed by the Federal Deposit Insurance Corporation (“FDIC”). Deposits in excess of the FDIC insurance amount of $250,000 totaled $0 at September 30, 2015. Deposits in excess of the FDIC insurance amount of $250,000 totaled $80,000 at December 31, 2014

Accounts Receivable

The determination of bad debt allowances constitutes a significant estimate. Accounts receivable represent amounts due from interior design customers. Accounts receivable are recorded and stated at the amount expected to be collected and have been adjusted to reflect the differences between charges and the estimated reimbursable amounts.

Accounts receivable represent amounts due from customers for design services and customers relinquishing their Timeshares. Accounts receivable from customers for design services are recorded and stated at the amount expected to be collected and reflect an allowance for uncollectible amounts of $13,814 and $6,987 at September, 30, 2015 and December 31, 2014, respectively, Accounts receivable from customers relinquishing their Timeshares was $9,000 and $9,000 at September 30, 2015 and December 31, 2014, respectively. This amount is being held by the company’s credit card processor which places a six month hold on transactions dealing with Timeshares.

Inventory

Inventories consist of finished goods and are stated at the lower of cost or market.

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of Integrated Inpatient Solutions, Inc. and it’s wholly owned subsidiary Integrated Timeshare Solutions, Inc. (from August 26, 2014). All intercompany transactions and balances have been eliminated in consolidation.

Impairment of Goodwill and Long-Lived Assets

The Company assesses the recoverability of its long-lived assets by comparing the projected undiscounted net cash flows associated with the related long-lived asset or group of long-lived assets over their remaining estimated useful lives, against their respective carrying amounts.  Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets.  Fair value is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable.  If long-lived assets are determined to be recoverable, but the newly determined remaining estimated useful lives are shorter than originally estimated, the net book values of the long-lived assets are depreciated over the newly determined remaining estimated useful lives.  The Company determined that there were no impairments of long-lived assets as of September 30, 2015.

Table of Contents	6

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

Earnings (Loss) Per Share

The Company computes earnings (loss) per share in accordance with the provisions of FASB ASC Topic 260, "Earnings Per Share," which specifies the computation, presentation and disclosure requirements for earnings (loss) per share for entities with publicly held common stock.  Basic earnings (loss) per share are computed by dividing net earnings (loss) available to common shareholders by the weighted average number of common shares outstanding during the period.  Diluted earnings (loss) per share are computed assuming the exercise of dilutive stock options under the treasury stock method and the related income tax effects As of September 30, 2015 and December 2014, the company had 250,000 shares of Convertible Preferred Stock outstanding convertible into 2,500,000 common shares.

Table of Contents	7

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

Table of Contents	8

In July 2015, FASB issued Accounting Standards Update (“ASU”) No. 2015-11, “Inventory (Topic 330): Simplifying the Measurement of Inventory” more closely align the measurement of inventory in GAAP with the measurement of inventory in International Financial Reporting Standards (IFRS). The amendments in this ASU do not apply to inventory that is measured using last-in, first-out (LIFO) or the retail inventory method. The amendments apply to all other inventory, which includes inventory that is measured using first-in, first-out (FIFO) or average cost. An entity should measure inventory within the scope of this Update at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. Subsequent measurement is unchanged for inventory measured using LIFO or the retail inventory method. For public business entities, this ASU is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. For all other entities, this ASU is effective for fiscal years beginning after December 15, 2016, and interim periods within fiscal years beginning after December 15, 2017. The amendments in this ASU should be applied prospectively with earlier application permitted as of the beginning of an interim or annual reporting period.

In August 2015, FASB issued Accounting Standards Update (“ASU”) No.2015-14, “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date” defers the effective date ASU No. 2014-09 for all entities by one year. Public business entities, certain not-for-profit entities, and certain employee benefit plans should apply the guidance in Update 2014-09 to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. All other entities should apply the guidance in Update 2014-09 to annual reporting periods beginning after December 15, 2018, and interim reporting periods within annual reporting periods beginning after December 15, 2019. All other entities may apply the guidance in ASU No. 2014-09 earlier as of an annual reporting period beginning after December 15, 2016, including interim reporting periods within that reporting period. All other entities also may apply the guidance in Update 2014-09 earlier as of an annual reporting period beginning after December 15, 2016, and interim reporting periods within annual reporting periods beginning one year after the annual reporting period in which the entity first applies the guidance in ASU No. 2014-09. All other newly issued accounting pronouncements but not yet effective have been deemed either immaterial or not applicable.

NOTE 2 - STOCKHOLDERS' EQUITY

Common Stock

On June 23, 2015, the company amended its Articles of Incorporation to increase the total number of shares of all classes of stock to 2,010,000,000 shares, of which 2,000,000,000 shares shall be Common Stock with a par value of $0.0001 per share, and 10,000,000 shares shall be Serial Preferred Stock with a par value of $0.0001 per share.

In March 2015, the Company entered into a settlement agreements with a former Officers and shareholders. Under the terms of the agreement, the Company agreed to pay $19,250 and forgive the $5,000 note receivable paid to the former Officer. The former Officers and shareholders agreed to relinquish his interest in the Company including 21,296,819 shares of the Company’s common stock. As of September 30, 2015, the Company has paid $19,250 to the former officer and the stock ownership has been returned to the Company.

In May 201, the former Directors agreed to relinquish 25,982,119 shares of the Company’s common stock due to Company winding down the timeshare business.

Preferred Stock

The Company has 10,000,000 authorized shares of non-redeemable, convertible preferred stock with a par value of $.0001. Each share of preferred stock is convertible to 10 shares of common stock.

Table of Contents	9

NOTE 3 - COMMITMENT AND CONTINGENCIES

Commitment

In April 2013, the Company entered into a one year office lease agreement at $450 per month, and the lease expired in May 2014. The office space was being occupied on a month to month basis until the lease agreement was amended. In August 2014, the Company entered into an amended lease agreement. The lease term is one year commencing on June 1, 2014 and expired on May 31, 2015. The office space is currently being occupied on a month to month basis and the Company has no plans on relocating. The Company anticipates entering into a new lease agreement for a period of no less than one year in the fourth quarter. The monthly rent remains at $450 per month. Total rent expense for the three and nine months ended September 30, 2015 were $1,908 and $4,293 respectively. Total rent expense for the three and nine months ended September 30, 2014 were 1,908 and $4,293 respectively.

On August 26, 2014, the Company entered into an employment agreement with its Chief Executive Officer. The agreement is for a period of two years unless renewed or extended by both parties. The agreement provides an annual base salary of $80,000. The Officer is also eligible for a bonus payment based on the gross revenue achieved by the Company at the end of each twelve month period following commencement of this agreement. The bonuses are ranging from $40,000 to $100,000 for gross revenues ranging from $3,750,000 to $7,500,000 and over $7,500,000. As of September 30, 2015, the Company did not reach the targeted gross revenue. Therefore, the Officer did not receive any bonuses for the nine months ended September 30, 2015.

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

In September 2013, the Company became involved in a legal settlement relating to a malpractice claim. As a result of the settlement agreement, the Company agreed to pay a total amount of $500,000, which will be covered by the tail malpractice insurance. The Company has accrued $50,000 for the deductible on the tail malpractice insurance as of September 30, 2015 and December 31, 2014.

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

In November 2011, the Company became involved in a legal settlement relating to a malpractice claim for $100,000. As a result of the settlement agreement, the Company agreed to pay a total amount of $100,000. As of September 30, 2015 the remaining balance was approximately $40,000 which is due in equal annual installments of $20,000 over the next two years.

The accrued legal settlements are presented as liabilities from discontinued operation in the accompanying balance sheets (see Note 7).

In November 2014 the Company had a dispute with a former Officer and shareholder. The agreement was settled in March 2015 whereupon the Company agreed to pay the former Officer and shareholder $19,250 and forgive the $5,000 note receivable paid to the former Officer (see Note 4). The former Officer and shareholder agreed to relinquish his entire interest in the company, including his stock ownership. As of September 30, 2015, the Company has paid $19,250 to the former officer and the stock ownership has been returned to the Company.

In October 2015, the Company became involved in a potential legal settlement relating to a malpractice claim. The Company and the other parties have not entered into a settlement agreement. However, the Company anticipates that the amount will be covered by the tail malpractice insurance. The Company has accrued $25,000 for the deductible on the tail malpractice insurance as of September 30, 2015.

The Company is currently not aware of any other such legal proceedings or claims that they believe will have, individually or in the aggregate, a material adverse effect on its business, financial condition or operating results except for the items described above. Litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm its business.

NOTE 4 – NOTE RECEIVABLE – RELATED PARTY

In March 2015, the Company entered into a settlement agreements with a former Officers and shareholders. Under the terms of the agreement, the Company agreed to pay $19,250 and forgive the $5,000 note receivable paid to the former Officer. The former Officers and shareholders agreed to relinquish his interest in the Company including 21,296,819 shares of the Company’s common stock. As of September 30, 2015, the Company has paid $19,250 to the former officer and the stock ownership has been returned to the Company treasury.

NOTE 5 – DUE TO RELATED PARTY

During the nine months ended September 30, 2015, the Officer and principal shareholder of the Company paid expenses on behalf of the Company in the amount of $4,000.

NOTE 6 – CONCENTRATIONS

Geographic and Employment

Our operations are concentrated in the South Florida region. We are reliant on the services of two full time executives one who manage the operations of the Company.

Revenue and Accounts Receivable

During the nine months ended September 30, 2015, 72% of revenues from the design business were derived from three customers of 33%, 26%, and 13% of net revenue. During the nine months ended September 30, 2014, 60% of revenues were derived from three customers at 34%, 15%, and 11% of net revenue.

At September 30, 2015, 14% of accounts receivable were derived from two customers at 7% and 7%. At September 30, 2014, 61% of accounts receivable were derived from three customers at 35%, 13% and 13%.

Table of Contents	11

Accounts receivable from customers relinquishing their Timeshares was $9,000 at September 30, 2015 and December 31, 2014. This amount is being held by the Company’s credit card processor which places a six month hold on any transactions involving Timeshares. In October 2015, the Company collected the remaining $9,000 of Accounts Receivable from discontinued operations.

NOTE 7 - Discontinued Operations

In March 2013 management decided to exit the health care provider business and in November 2014 management decided to exit the timeshare business. Accordingly, the Company's current strategy is focused on its interior design business. Accordingly, the financial statements have been presented in accordance with ASC 205-20, Discontinued Operations.

The following table illustrates the reporting of the discontinued operations included in the Statements of Operations for the nine months ended September 30, 2015:

Timeshare deed liquidation revenue	$41,490
Operating expenses:
General and administrative	28,188
Total operating expenses	28,188

Income from discontinued operations	$13,302

As of September 30, 2015 and December 31, 2014, assets and liabilities from discontinued operations are listed below:

	September 30, 2015	December 31, 2014

Cash	$20,402	$20,496
Accounts receivable	9,000	9,000
Escrow funds - timeshare	—	16,050
Assets from discontinued operations	$29,402	$45,546

Accrued legal settlements	$114,294	$108,589
Client Deposits - Timeshare	5,295	46,784
Other	4,058	11,933
Liabilities from discontinued operations	$123,647	$167,306

Table of Contents	12

ITEM 2. MANAGEMENT DICUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes that appear elsewhere in this report and in our Annual report on Form 10-K for the year ended December 31, 2014.

Cautionary Statement Regarding Forward-Looking Statements

This report may contain forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act, and we intend that such forward-looking statements be subject to the safe harbors created thereby. These forward-looking statements are based on our management’s beliefs and assumptions and on information currently available to our management. Any such forward-looking statements would be contained principally in “Management’s Discussion and Analysis or Plan of Operations” and “Risk Factors”. Forward looking statements include information concerning our possible or assumed future results of operations, business strategies, financing plans, competitive position, industry environment, potential growth opportunities and the effects of regulation. Forward-looking statements include all statements that are not historical facts and can be identified by terms such as “anticipates,” “believes,” “could,” “estimates,” “expects”, “hopes,” “may,” “plans”, “potential”, “predicts”, “projects,” “should,” “will,” “would,” or similar expressions.

Forward-looking statements involve known and unknown risks, uncertainties and other factors which many cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward looking statements. We discuss many of these risks in greater detail in “Risk Factors.” Given these uncertainties, you should not place undue reliance on these forward-looking statements. Also, forward-looking statements represent our management’s beliefs and assumptions only as of the date of this report. You should read this report and the documents that we reference in this report and have filed as exhibits to the report completely and with the understanding that our actual future results may be materially from what we expect. Except as required by law, we assume no obligation to update these forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future.

Overview

The Company now provides interior design services targeting cost conscious individuals. The business operates under the trade name Integrated Interior Design. The Company earns revenue from providing decorator services which are billed on hourly and per diem rates. The interior design business currently operates in South Florida and will expand regionally and nationally. The business provides interior design, interior staging, accompanied shopping, paint color selection, architectural drawing, and other design services.

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

Critical Accounting Policies

Accounts Receivable

The company had $58,927 in accounts receivable from customers at December 31, 2014. At September 30, 2015 accounts receivable had declined to $6,494.

Table of Contents	13

The determination of contractual and bad debt allowances constitutes a significant estimate. Accounts receivable represent amounts due from customers for design services. Accounts receivable are recorded and stated at the amount expected to be collected and have been adjusted to reflect the allowance for uncollectible amounts of approximately $13,814 and $6,987 at September 30, 2015 and December 31, 2014, respectively. Accounts receivable from customers relinquishing their timeshares was $9,000 and $9,000 at September 30, 2015 and December 31, 2014, respectively and is included in Assets Held for Discontinued Operations. This amount is being held by the Company’s credit card processor which places a six month hold on transactions dealing with Timeshares.

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

Timeshare Liquidation – The Company earns revenue from timeshare liquidation and mortgage relief services. The company offers services for timeshare owners that either owns their timeshare outright and for those that have a mortgage on their property, and are interested in exiting their timeshare property. The Company recognizes revenue when the title has been transferred and the transaction is complete. However, the Company is no longer actively engaged in this business segment and considers any residual income earned to be from discontinued operations.

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

Liquidity and Capital Resources

As of September 30, 2015, we had total current assets of $445,652 consisting primarily of $170,863 in Cash and $237,077 in Refundable Income Taxes. The Company had total current liabilities as of September 30, 2015 of $224,734.

We believe that we have sufficient capital to cover all anticipated operations during the next twelve months: cash on hand was $170,863 as of September 30, 2015. Additionally, we are generating revenue from our interior design services. We believe that these amounts are adequate to fund the company’s current projected capital requirements for at least twelve months. We do not presently have any material commitments for capital expenditures.

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

Results of Operations for the Three Months Ended September 30, 2015 and 2014

During the quarter ended September 30, 2015 we generated revenue of $58,824 compared to revenue of $78,085 in the quarter ended September 30, 2014 from our interior design operations. Even though the Company had a decrease in gross revenues, we substantially improved our earnings from continuing operations, although we still incurred a net loss.

During the quarter ended September 30, 2015 our Cost of Services totaled $76,465. This compared to $95,508 for the quarter ended September 30, 2014. We attribute this decrease to due to the decrease in revenue generated over the same time period as well as the Company’s ability to obtain more favorable prices on its cost of services.

All operating expenses during both periods consisted of General and Administrative expenses, which total $75,535 during the quarter ended September 30, 2015, a decrease from $556,516 during the same period in 2014. During the quarter ended September 30, 2015 we suffered a loss from continuing operations of $93,611, which was a decrease from our loss of $317,415 during the same period in 2014. During the quarter ended September 30, 2015 we recognized income from discontinued operations of $12,165, which was an increase from our loss of $448,349 during the same period the year prior. In total, we incurred a net loss during the quarter ended September 30, 2015 of $81,446 as opposed to incurring a net loss of $765,764 during the quarter ended September 30, 2014.

During 2015, the Company has incurred a negative margin on services provided due to costs exceeding contract prices due to subcontractors being unable to finish jobs. These issues were outside of the control of the Company. In those instances we have hired new contractors, at higher prices to complete outstanding obligations. Aside from the changes in subcontractor services, there have been changes in business that has caused a reduction in the overall profit margin. The market has changed and we are bidding jobs with lower margins and high subcontractor pricing albeit high quality. For the future we see that a change in the business model will help mitigate some of the reduced profit margins by increasing deposits on the higher end clients to meet the needs of initial cash flow. With regards to the subcontractors, a problematic area for all business’ of our type, we are committed to using a very few quality subcontractors with which we personally have experience and relationships.

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

Result of Operations for the Nine Months Ended September 30, 2015 and December 31, 2014

During the nine months ended September 30, 2015 the Company generated revenue of $199,876 compared to revenue of $177,505 in the nine months ended September 30, 2014 from our current operations. Our Cost of Services during the nine months ended September 30, 2015 was $268,455, significantly higher than the $149,197 during the same period in 2014. This resulted in a gross loss of $68,579 during the nine months ended September 30, 2015 compared to gross income of $28,308 during the nine months ended September 30, 2014.

Table of Contents	15

All operating expenses consisted of General and Administrative expenses, which totaled $200,366 during the nine months ended September 30, 2015 which decreased from $759,338 during the same period in 2014. During the nine months ended September 30, 2015 we suffered a loss from continuing operations of $269,908, which was a reduction in losses as the same period in 2014 which was $399,218. During the nine months ended September 30, 2015 we had income from discontinued operations of $13,302, which was an increase from our loss of $448,349 during the same period the year prior. In total we incurred a net loss of $256,606 during the nine months ended September 30, 2015 as opposed to a net loss of $847,567 during the nine months ended September 30, 2014.

Contractual Obligations

The Company is a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and is not required to provide the information under this item.

Off Balance Sheet Arrangements

As of September 30, 2015 there were no off balance sheet arrangements.

ITEM 4. CONTROLS AND PROCEDURES

In connection with the preparation of this quarterly report on Form 10-Q, an evaluation was carried out by our managements, with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”) as of September 30, 2015. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reports with the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.

Based on that evaluation, our management concluded, as of the end of the period covered by this report, that our disclosure controls and procedures were effective in recording, processing, summarizing, and report information required to be disclosed, with the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

There have been no changed in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f) during the quarter ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

Table of Contents	16

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Concurrent with the Company’s decision to cease operations of ITS, the Company’s former Senior Vice President of sales hired counsel and claimed that he had been wrongly terminated. A settlement agreement with the former Officer was ultimately signed. Under the terms of the agreement the Company agreed to pay $19,250 and forgive the $5,000 note receivable paid to the former Officer. The former Officer agreed to relinquish his interest in the Company including 21,296,819 shares of the Company’s common stock. As of September 30, 2015 the Company has paid $19,250 to the former officer and the stock ownership has been returned to the Company.

Additionally, in connection with Company’s decision to cease operations of ITS, former Director of the Company agreed to relinquish 25,982,119 shares of the Company’s common stock due to the Company winding down ITS.

In the ordinary course of the Company’s business in the health care industry, the Company became involved in lawsuits and legal proceedings involving claims of medical malpractice related to medical services provided by the Company’s affiliated physicians. The Company is currently involved in one such matter where the claim could exceed insurance coverages and is awaiting mediation to be scheduled in the matter.

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

Judith Walker, as Personal Representative of the Estate of Leroy Walker v. Alvin S. Lloyd, M.D. and Alvin S. Lloyd, M.D., P.A.

Leroy Walker was admitted to Memorial Hospital West by Dr. Alvin Lloyd, a Hospitalist, employed by the Company on November 7, 2009.  Dr. Lloyd treated Mr. Walker for Congestive Heart Failure and Coumadin Toxicity for an hour to and hour and a half during the night of November 7th into the early morning of November 8th.  During his time at Memorial Hospital West, Mr. Walker was under the care of doctors, who were not placed on notice of pre-suit.  During this admission, Leroy Walker developed a stage IV sacral decubitus ulcer.  It is alleged that this decubitus ulcer became infected, leading to sepsis which never cleared and ultimately contributed to Mr. Walker’s death, four months later, on April 15, 2010.    This case is pending in the Circuit Court of the 17 Judicial Circuit in and for Broward County, FL, Case # 12-18678.

In October 2015, the Company became involved in a potential legal settlement relating to this claim. The Company and the other parties have not entered into a settlement agreement. However, the Company anticipates that the amount will be covered by the tail malpractice insurance. The Company has accrued $25,000 for the deductible on the tail malpractice insurance as of September 30, 2015.

We are not aware of any other pending of threatened litigation against us that we expect will, individually or in the aggregate, have a material adverse effect on our business, financial condition, liquid, or operating results. We cannot assure you that we will not be adversely affected in the future by legal proceedings.

ITEM 1A. RISK FACTORS

The Company is a smaller reporting company as defined by Rule 15b-2 of the Securities Exchange Act of 1934 and is not required to provide the information under this item.

Table of Contents	17

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 – MINE SAFETY STANDARDS

Not applicable.

ITEM 5.  OTHER INFORMATION

None.

Table of Contents	18

ITEM 6.  EXHIBITS

Exhibit No.	Description

3.1(a)#	Articles of Incorporation of the Company.
3.1(b)	* Articles of Amendment of Articles of Incorporation.
3.1(c)*	Articles of Amendment of Articles of Incorporation.
3.1(d)*	September 2001 Consent of Board of Directors establishing preferred stock.
3.2#	Bylaws of the Company.
10.1*	Asset Purchase Agreement.
10.2*	Bill of Sale, Assignment and Assumption Agreement.
10.3*	Seller Noncompetition Agreement.
10.4*	Owner Noncompetition Agreement.
10.5*	Owner Consulting Agreement.
10.6+	Share Exchange Agreement between the Company and Integrated Timeshare Solutions, Inc.
10.7+	Employment Agreement with Osnah Bloom.
10.8+	Employment Agreement with Bradley Scott.
10.9+	Voting Agreement among the Company, Osnah Bloom, Dominic Alto, Bradley Scott and Josh M. Bloom
23.1	Consent of Liggett, Vogt & Webb P.A.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to section 302 of the Sarbanes-Oxley act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to section 302 of the Sarbanes-Oxley act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.3
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

# Filed in the Registrant’s Registration Statement on Form S-1 on October 4, 2014.

* Filed in the Amendment 1 to the Registrant’s Registration Statement on Form S-1 on January 3, 2014.

+ Filed in the Registrant’s Current Report on Form 8-K on August 29, 2014.

Table of Contents	19

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf by the undersigned, thereunto duly authorized.

Integrated Inpatient Solutions, Inc.

Date: November 16, 2015	By:	/s/ Osnah Bloom
Osnah Bloom Principal Executive Officer and Principal Financial Officer

Table of Contents	20