Form 10-K
period 2015-12-31
Boston Carriers, Inc.
filed 2016-03-30
CIK 1174672

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission file number:

Boston Carriers, Inc.

(Name of Registrant as specified in its charter)

Republic of the Marshall Islands	65-1011679
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

18 Nap. Zerva Str., 166 75 Glyfada, Greece

(Address of principal executive offices)

+30 2130165708

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

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated file	[ ]	Smaller reporting company	[X]

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

The Company’s revenues for the year ended December 31, 2015 were $264,625.

At the end of the registrant’s most recently completed second quarter, the aggregate market value of the common shares held by non-affiliates of the registrant (based on a closing price of $0.0037 per share was $545,750).

The number of the registrant's common shares outstanding as of March 30, 2016 was 147,500,000.

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

Our interior design business targeted cost conscious individuals. The business operated under the trade name Integrated Interior Design. We earned revenues from providing decorator services, which were billed on hourly and per diem rates. The business operated in South Florida and we intended to expand regionally and nationally. The business provided interior design, interior staging, accompanied shopping, paint color selection, architectural drawing and other services. Subsequent to the end of the fiscal year discussed in this report we have begun the process of winding down that aspect of our business.

Additionally, on August 26, 2014 we entered into a Share Exchange Agreement pursuant to which the Company agreed to acquire all of the outstanding capital stock of Integrated Timeshare Solutions, Inc. (“ITS”) in exchange for our newly issued common shares. Accordingly, as a result of the exchange ITS became a wholly owned subsidiary of the Company. ITS was established on July 2, 2014 as a real estate consulting firm specializing in timeshare liquidation and mortgage relief. We commenced operations in that area industry upon consummation of the acquisition. As of this date, however, we have discontinued the operations of this subsidiary.

On December 31, 2015, we entered into an Asset Purchase Agreement pursuant to which we agreed to acquire all of the assets and liabilities of Boston Carriers LTD, a corporation organized under the laws of the Republic of the Marshall Islands (“Boston Carriers”) in exchange for newly issued shares of the Company’s Series B Preferred Shares, $0.0001 par value per share (the “Series B Preferred Shares”), which were issued to the former sole shareholder of Boston Carriers (the “Exchange”). Included in the assets acquired was all outstanding stock in Poseidon Navigation Corp. a corporation organized under the laws of the Republic of the Marshall Islands (“Poseidon”). Accordingly, as a result of the Exchange, Poseidon is now a wholly owned subsidiary of the Company. In connection with the execution of the Purchase Agreement, we filed a Certificate of Designations with the Secretary of State of the State of Nevada regarding the creation of the Series B Preferred Shares and an aggregate of 1,850,000 Series B Preferred Shares were issued to the former Boston Carriers shareholder.

Table of Contents	1

The Series B Preferred Shares will automatically convert, with no action by the holders thereof, into common shares of the Corporation at a rate of 1,000 common shares for each Series B Preferred Share, on the date that is five (5) business days following the distribution by the Corporation of a cash dividend to the shareholders of its common shares of all amounts received by the Corporation as a refund to the Corporation from the United States Internal Revenue Service in connection with the Corporation's 2014 federal tax return less a maximum of $20,000 which would solely be used to pay the Corporation’s obligation under a settlement agreement relating to the Strong v. Strong lawsuit (the "Dividend"). The Series B Preferred Shares are not participating shares and prior to conversion the holders thereof shall not receive any dividend or other distribution from the Corporation and no portion of the Dividend will be distributed for the benefit of the holders of Series B Preferred Shares. Prior to conversion, however, the holders of Series B Preferred Shares shall be entitled to vote on all matters on which holders of common shares are entitled to vote and shall vote as if such Series B Preferred Shares had converted, provided however, that the holders of Series B Preferred Shares shall not be entitled to vote on any matter which would amend the terms of and restrictions on the Series B Preferred Shares.

Effective as of March 21, 2016, we changed our jurisdiction of incorporation from the State of Nevada to the Republic of the Marshall Islands (the “Reincorporation”), following approval by the Company’s board of directors on February 29, 2016 and written consent from the holder of a majority of the voting power of the Company dated February 29, 2016 (the “Written Consent”). Pursuant to the same approvals and consents, the Company’s name changed effective March 21, 2016 to Boston Carriers Inc. (the “Name Change”). The Company submitted information regarding the Reincorporation and the Name Change to the Financial Industry Regulatory Authority (“FINRA”) on March 2, 2016 and requested that the Company be assigned a new stock symbol effective March 21, 2016. We have not yet received assignment of the new symbol from FINRA.

In connection with the Reincorporation, we filed Articles of Conversion with the State of Nevada and Articles of Domestication with the Republic of the Marshall Islands as well as Articles of Incorporation with the Republic of the Marshall Islands (the “MI Articles”).

Due to the Reincorporation, the rights of the Company’s shareholders is now governed by the Business Corporations Act of the Marshall Islands, the MI Articles of Incorporation and new bylaws which were contemporaneously approved by our Board of Directors. As a Marshall Islands corporation following the Reincorporation, we are deemed to be the same continuing entity as the Nevada corporation prior to the Reincorporation. As such, we continue to possess all of the rights, privileges and powers we previously had, all of our property and all of our debts, liabilities and obligations, including all contractual obligations, and we continue with the same business, assets, liabilities, headquarters, officers and directors as immediately prior to the Reincorporation.

Upon effectiveness of the Reincorporation, all of our issued and outstanding common shares automatically converted into issued and outstanding common shares of the Marshall Islands Company without any action on the part of our shareholders. In the same manner, all of our issued and outstanding preferred shares automatically converted into issued and outstanding preferred shares of the Marshall Islands Company holding identical rights as the pre-existing preferred shares without any action on the part of the Company’s shareholders. In order to more accurately reflect their relative rights, as part of the Reincorporation, we renamed the prior Series B Preferred Shares as Series A Preferred Shares and renamed our previously existing Convertible Redeemable Preferred Shares as Series B Preferred Shares.

Our principal executive offices are located at 18 Nap. Zerva Str., 166 75 Glyfada, Greece and our telephone number is +30 2130165708. The company does not yet operate a website about its current operations. Previously the company operated a website at http://www.integratedinteriordesigns.com. Information contained on or accessed through our website or any other website does not constitute a part of this prospectus.

Our Current Business

Table of Contents	2

Industry Overview

All the information and data presented in this section, including the analysis of the various sectors of the dry bulk shipping industry has been provided by Clarcksons. The statistical and graphical information contained herein is drawn from its database. In connection therewith, Clarcksons has advised that: (1) certain information in Clarcksons database is derived from estimates or subjective judgments; (2) the information in the databases of other maritime data collection agencies may differ from the information in Clarcksons database; and (3) while Clarcksons has taken reasonable care in the compilation of the statistical and graphical information and believes it to be accurate and correct, data compilation is subject to limited audit and validation procedures.

Seaborne cargo is broadly categorized as either dry or liquid cargo. Dry cargo includes dry bulk cargo, container cargo, non-container cargo and other cargo.  Liquid cargo includes crude oil, refined petroleum products, vegetable oils, gases and chemicals.

Ocean going vessels represent the most efficient and often the only means of transporting large volumes of basic commodities and finished products over long distances. In general, the supply of, and demand for, seaborne transportation capacity are the primary drivers of charter rates and values for all vessels.  Due to the larger volume of cargo they ship, their reliance on a few key commodities and long-haul routes among a small number of ports, larger vessels exhibit higher charter rate and vessel value volatility compared to smaller vessels. Vessel values primarily reflect prevailing and expected future charter rates, and are also influenced by factors such as the age of the vessel, the shipyard of its construction and its specifications.

During extended periods of high charter rates, vessel values tend to appreciate. Conversely, during periods where rates have declined, such as the period we are currently in, vessel values tend to decline. Historically, the relationship between incremental supply and demand has varied among different types of vessels, because the drivers of demand for each type of vessel are different and are not always subject to the same factors.  This means that at any one time different types of vessels, such as tankers and dry bulk carriers, may be in differing stages of their respective supply and demand cycle.

Dry bulk cargo comprises approximately 39% of total seaborne trade.  Dry bulk cargo is any form of cargo that is shipped in bulk and can be loaded and unloaded in its original, unadulterated and unpackaged state.  Common dry bulk cargoes include steel, grains (soybean, wheat, etc.), cement and lumber. Less directly visible, but often in large quantities, are iron ore and metallurgic coal (the two primary raw materials used in producing steel), thermal coal (used in power plants for electric generation) and fertilizers (used in farming). For statistical purposes, dry bulk cargoes are commonly categorized into major or minor bulks.  The major bulks category consists of iron ore, coal and grains.  The minor bulks category includes, but is not limited to, fabricated steel, steel scrap, fertilizers, lumber, cement and minerals. These raw materials are typically poured or lifted into a ship’s hold without the aid of additional pallets or other packaging materials.

Dry bulk carriers play an important role in connecting the resource extraction points, such as mines and farms, and end users, such as steel mills and food processors. Due to the increasingly global supply chain and changing demand patterns for different raw materials, dry bulk freighters provide the most cost effective means of completing the supply chain as compared to other transportation methods such as air, rail or truck transportation. Shipping is beneficial relative to other modes of transportation due to the larger economies of scale, especially considering the massive capacity of bulk freighters, and their ability to serve destinations with limited existing infrastructure. Additionally, the majority of the supply centers are either at a great distance or separated by vast bodies of water from the main demand centers, making waterborne transportation the only effective means of movement in most cases.

Table of Contents	3

Major Dry Bulk Seaborne Trades

Dry Bulk Shipping Demand

Dry bulk trade is influenced by the underlying demand for the dry bulk commodities which, in turn, is influenced by the level of worldwide economic activity. Generally, growth in GDP and industrial production correlate with peaks in demand for marine dry bulk transportation services. The following chart demonstrates the change in world dry bulk trade between 2000 and 2015 (Source Clarcksons).

Table of Contents	4

  Historically, certain economies have acted as the primary drivers of dry bulk trade. In the 1990s, Japan was the driving force of increases in ton-miles, when buoyant Japanese industrial production stimulated demand for imported dry bulk commodities. More recently, China and, to a lesser extent, India have been the main drivers behind the recent increase in seaborne dry bulk trade, as high levels of economic growth have generated increased demand for imported raw materials. The following table illustrates the GDP growth rates of China and India compared to those of the United States, Europe, Japan and the world during the periods indicated (Source IMF).

Coal

Asia’s rapid industrial development has contributed to strong demand for coal. Coal is divided into two main categories: thermal (or steam) and coking (or metallurgical). Thermal coal is used mainly for power generation, whereas coking coal is used to produce coke to feed blast furnaces in the production of steel. Chinese and Indian electricity consumption has grown at a rapid pace. China is the second largest consumer of electricity in the world, even though generally highly populated developing economies have low per capita electricity consumption.

Expansion in air conditioned office and factory space, along with industrial use, has increased demand for electricity, of which nearly half is generated from coal-fired plants, thus increasing demand for thermal coal. In addition, Japan’s domestic nuclear power generating industry has suffered from safety problems in recent years, leading to increased demand for oil, gas and coal-fired power generation. Furthermore, the high cost of oil and gas has led to increasing development of coal-fired electricity plants around the world, especially in Asia. Future prospects are also heavily tied to the steel industry. Coking coal is of a higher quality than thermal coal (i.e., more carbon and fewer impurities) and its price is both higher and more volatile.

Table of Contents	5

Increases in steam coal demand have been significant, as both developed and developing nations require increasing amounts of electric power. The main exporters of coal are Australia, South Africa, Russia, Indonesia, the United States, Colombia and Canada. The main importers of coal are Europe, Japan, South Korea, Taiwan, India and China. China has recently become a net importer of coal, and Indian imports have doubled in less than five years. Coal is transported primarily by Capesize, Panamax and Supramax vessels.

Iron Ore

Iron ore is used as a raw material for the production of steel, along with limestone and coking (or metallurgical) coal. Steel is the most important construction and engineering material in the world. Main importers are China, the European Union, Japan and South Korea. The main producers and exporters of iron ore are Australia and Brazil.

Chinese imports of iron ore have grown significantly due to increased steel production in the last few years and have been a major driving force in the dry bulk sector.

Chinese imports of iron ore have traditionally come primarily from Australia, Brazil and India. The shares of Indian and Brazilian imports into China have increased since 2000. Australia and Brazil together account for approximately two-thirds of global iron ore exports. Although both countries have seen strong demand from China, Australia continues to benefit the most from China’s increased demand for iron ore. India is also becoming a major exporter of iron ore. Unlike Australia and Brazil, which tend to export primarily in the larger Capesize vessels, much of India’s exports are shipped in smaller vessels.

Grains

Grains include wheat, coarse grains (corn, barley, oats, rye and sorghum) and oil seeds extracted from different crops, such as soybeans and cotton seeds. In general, wheat is used for human consumption while coarse grains are used as feed for liveShares. Oil seeds are used to manufacture vegetable oil for human consumption or for industrial use, while their protein-rich residue is used as food for liveShares.

Global grain production is dominated by the United States. Argentina is the second largest producer, followed by Canada and Australia. International trade in grains is dominated by four key exporting regions: North America, South America, Oceania and Europe (including the former Soviet Union). These regions collectively account for over 90% of global exports. In terms of imports, the Asia/Pacific region (excluding Japan) ranks first, followed by Latin America, Africa and the Middle East.

Historically, international grain trade volumes have fluctuated considerably as a result of regional weather conditions and the long history of grain price volatility and government interventionism. However, demand for wheat and coarse grains are fundamentally linked in the long-term to population growth and rising per capita income.

Minor Dry Bulks

The balance of dry bulk trade, minor dry bulks, can be subdivided into two types of cargo. The first type includes secondary dry bulks or free-flowing cargo, such as agricultural cargoes, bauxite and alumina, fertilizers and cement. The second type is neo-bulks, which include non-free flowing or part manufactured cargo that is principally forest products and steel products, including scrap.

Table of Contents	6

Seasonality

Two of the three largest commodity drivers of the dry bulk industry, coal and grains, are affected by seasonal demand fluctuations. Thermal coal is linked to the energy markets and in general encounters upswings towards the end of the year in anticipation of the forthcoming winter period as power supply companies try to increase their Sharess, or during hot summer periods when increased electricity demand is required for air conditioning and refrigeration purposes. Grain production is also seasonal and is driven by the harvest cycle of the northern and southern hemispheres. However, with four nations and the European Union representing the largest grain producers (the United States, Canada and the European Union in the northern hemisphere and Argentina and Australia in the southern hemisphere), harvests and crops reach seaborne markets throughout the year.  Taken as a whole, seasonal factors mean that the market for dry bulk vessels is often stronger during the winter months.

Dry Bulk Carrier Supply

The world dry bulk fleet is generally divided into six major categories, based on a vessel’s cargo carrying capacity. These categories consist of: Handysize, Handymax/Supramax, Panamax, Post Panamax, Capesize and Very Large Ore Carrier.

Dry Bulk Vessel Types and Sizes

Cargo Type	Handysize	Handymax	Supramax	Panamax	Post Panamax/ Kamsarmax	Capesize	VLOC
Iron Ore	X					X	X
Coal	X		X	X	X	X	X
Grains	X	X	X	X	X
Alumina, Bauxite	X	X	X	X	X
Steel Products	X	X	X	X	X
Forest Products	X	X	X
Fertilizers	X	X	X
Minerals	X	X	X
Minor Bulks-Other	X	X

The supply of dry bulk shipping capacity, which is measured by the amount of suitable vessel tonnage available to carry cargo, is determined by the size of the existing worldwide dry bulk fleet, the number of new vessels on order, the scrapping of older vessels and the number of vessels out of active service (i.e., laid up or otherwise not available for hire). In addition to prevailing and anticipated freight rates, factors that affect the rate of newbuilding, scrapping and laying-up include newbuilding prices, secondhand vessel values in relation to scrap prices, costs of bunkers and other voyage expenses, costs associated with classification society surveys, normal maintenance and insurance coverage, the efficiency and age profile of the existing fleets in the market and government and industry regulation of marine transportation practices.

As of September, 2015, the world fleet of dry bulk vessels consisted of 10,629 vessels, totaling 1,547 million dwt in capacity. These figures are, however, based on pure dry bulk vessels and exclude a small number of combination vessels. The following table presents the world dry bulk vessel fleet by size as of September, 2015.

Table of Contents	7

Current and Planned Operations

Through our wholly owned subsidiary, Poseidon Navigation Corp., a Marshall Islands corporation, we will own and operate a dry bulk vessel that transport iron ore, coal, grain, steel products, cement, alumina and other dry bulk cargoes internationally. We intend to grow our fleet through timely and selective acquisitions in a manner that we believe will provide an attractive return on equity and will be accretive to our earnings and cash flow based on anticipated market rates at the time of purchase. There is no guarantee however, that we will be able to find suitable vessels to purchase or that such vessels will provide an attractive return on equity or be accretive to our earnings and cash flow.

Competition

Demand for drybulk carriers fluctuates in line with the main patterns of trade of the major drybulk cargoes and varies according to changes in the supply and demand for these items. We compete with other owners of drybulk carriers in the Handymax/Supramax size sectors. Ownership of drybulk carriers is highly fragmented and is divided among approximately 1,600 independent drybulk carrier owners. We compete for charters on the basis of price, vessel location, size, age and condition of the vessel, as well as on our reputation as an owner and operator.

Table of Contents	8

Employees

We currently employ only one full time person, our Chief Executive Officer.

Description Of Property

We do not own any real property or any interest in real property and does not invest in real property or have any policies with respect thereto as a part of its operations or otherwise.

We currently maintain our principal business at 18 Nap. Zerva Str. 16675 Glyfada, Greece which is provided to us on a rent free basis. We also lease space in Delray Beach, FL on a month to month basis for $450 per month plus tax. This office will be used by our Chief Executive Officer while he is in the United States and also by Osnah Bloom, former CEO of the Company who has been hired as a consultant to assist with the transition of the Company’s business. As our employee count grows we will relocate our principal business office to a larger location in Greece.

Legal Proceedings

We are not aware of any pending or threatened litigation against Boston Carriers that we expect will, individually or in the aggregate, have a material adverse effect on our business, financial condition, liquidity, or operating results. We cannot assure you that we will not be adversely affected in the future by legal proceedings.

In the ordinary course of the Company’s discontinued business in the health care industry, the Company became involved in lawsuits and legal proceedings involving claims of medical malpractice related to medical services provided by the Company’s affiliated physicians. The Company is currently involved in the settlement stages of one such matter.

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

Additionally, in October 2015, the Company became involved in a potential legal settlement relating to a malpractice claim. The Company and the other parties have not entered into a settlement agreement. However, the Company anticipates that the amount will be covered by the tail malpractice insurance. The Company has accrued $25,000 for the deductible on the tail malpractice insurance as of December 31, 2015.

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

Table of Contents	9

RISKS RELATED TO OUR BUSINESS

We have changed the focus of our business.

Previously our business operations were focused exclusively on the health care industry. Following the sale of the majority of our assets in 2012, management decided to pursue opportunities in the interior design industry and unsuccessfully attempted to enter the real estate consulting industry. Our management team did not have experience in the real estate consulting industry and has limited experience in the interior design industry. We have now discontinued the operations in the interior design industry and, following our acquisition of all of the assets of Boston Carriers, LTD have now entered into the dry bulk shipping business.

Our limited operating history in our current industry makes it difficult to evaluate our current business and future prospects.

We have only recently begun operating in the dry bulk shipping business. Previously we were involved in unrelated businesses. Therefore, we have a relatively limited operating history in executing our current business model. Our lack of operating history makes it difficult to evaluate our current business model and future prospects.

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

We are dependent on the services of our Chief Executive Officer and the loss of his services would have a material adverse effect on our business.

We are highly dependent on the services of Antonios Bertsos, our Chief Executive Officer. Mr. Bertsos maintains responsibility for our overall corporate operational strategy. Mr. Bertsos has a strong background in dry bulk shipping. Mr. Bertsos is an integral part of our operations and the loss of his services would have a material adverse effect upon our business and prospects.

We are an “emerging growth company” under the JOBS Act of 2012 and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our common shares less attractive to investors.

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012 (“JOBS Act”), and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies (other than smaller reporting companies) that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act and reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements. We are also currently able to take advantage of these exemptions as a smaller reporting company. In addition, emerging growth companies are entitled to take advantage of exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. By comparison, smaller reporting companies (unless they are also emerging growth companies) are subject to the requirements of holding nonbinding advisory votes on executive compensation, and shareholder approval of any golden parachute payments not previously approved. We cannot predict if investors will find our common shares less attractive because we may rely on these exemptions. If some investors find our common shares less attractive as a result, there may be a less active trading market for our common shares and our share price may be more volatile.

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

Table of Contents	10

We will remain an “emerging growth company” for up to five years, although we will lose that status sooner if our revenues exceed $1 billion, if we issue more than $1 billion in non-convertible debt in a three year period, or if the market value of our common shares that is held by non-affiliates exceeds $700 million as of any June 30.

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

Risks relating to Our Industry

The seaborne transportation industry is cyclical and volatile.

The international seaborne transportation industry is both cyclical and volatile in terms of charter rates, vessel values and profitability. Fluctuations in charter rates result from changes in the supply and demand for vessel capacity and changes in the supply and demand for energy resources, commodities, semi-finished and finished consumer and industrial products internationally carried at sea. For example, the degree of charter hire rate volatility among different types of dry bulk vessels has varied widely. After reaching historical highs in mid-2008, charter hire rates for Supramax and Panamax dry bulk vessels reached near historically low levels at the end of 2008, and have since recovered to some extent but recently fallen again to historically low levels. Because from time to time we may charter some of our future vessels pursuant to short-term time charters or on the spot market, we may be exposed to changes in spot market and short-term charter rates for dry bulk vessels and such changes may affect our earnings and the value of our dry bulk vessels at any given time. The supply of and demand for shipping capacity strongly influences freight rates. The factors affecting the supply and demand for vessels are outside of our control, and the nature, timing and degree of changes in industry conditions are unpredictable.

Factors that influence demand for vessel capacity include:

•	supply and demand for energy resources, commodities, semi-finished and finished consumer and industrial products;
•	changes in the production of energy resources, commodities, semi-finished and finished consumer and industrial products;
•	the location of regional and global production and manufacturing facilities;
•	the location of consuming regions for energy resources, commodities, semi-finished and finished consumer and industrial products;
•	the globalization of production and manufacturing;
•	global and regional economic and political conditions;
•	developments in international trade;
•	changes in seaborne and other transportation patterns, including the distance dry bulk cargo is transported by sea;
•	environmental and other regulatory developments;
•	currency exchange rates; and
•	weather.

Table of Contents	11

Factors that influence the supply of vessel capacity include:

•	the number of newbuilding deliveries, which among other factors relates to the ability of shipyards to deliver newbuildings by contracted delivery dates and the ability of purchasers to finance such newbuildings;
•	the scrapping rate of older vessels;
•	vessel casualties;
•	the price of steel;
•	changes in environmental and other regulations that may limit the useful lives of vessels;
•	the number of vessels that are out of service; and
•	port or canal congestion.

We anticipate that the future demand for our dry bulk vessels and charter rates will be dependent upon continued economic growth in the world’s economies including China and India, seasonal and regional changes in demand and changes to the capacity of the global dry bulk vessel fleet and the sources and supply of dry bulk cargo to be transported by sea. Adverse economic, political, social or other developments could negatively impact charter rates and therefore have a material adverse effect on our business, results of operations and ability to pay dividends.

The dry bulk vessel charter market remains significantly below its high in 2008.

The revenues, earnings and profitability of companies in our industry are affected by the charter rates that can be obtained in the market, which is volatile and has experienced significant declines since its highs in the middle of 2008. For example, the Baltic Dry Index, or BDI highest ever of 11,793 on May 20, 2008 is now to as low of 478 on December 30, 2015.

There remains considerable instability in the world economy.

We expect that a significant number of the port calls we expect our vessels to make will likely involve the loading or discharging of raw materials in ports in the Asia Pacific region, particularly China. As a result, a negative change in economic conditions in any Asia Pacific country, particularly China, Japan and, to some extent, India, can have a material adverse effect on our business, financial position and results of operations, as well as our future prospects, by reducing demand and, as a result, charter rates and affecting our ability to charter our vessels. In the recent past, China and India have had two of the world’s fastest growing economies in terms of gross domestic product and have been the main driving force behind increases in marine dry bulk trade and the demand for dry bulk vessels. If economic growth declines in China, Japan, India and other countries in the Asia Pacific region, we may face decreases in such dry bulk trade and demand. Moreover, a slowdown in the United States and Japanese economies or the economies of the European Union or certain Asian countries may adversely affect economic growth in China, India and elsewhere. Such an economic downturn in any of these countries could have a material adverse effect on our business, financial condition, results of operations and ability to pay dividends.

Table of Contents	12

The international shipping industry and dry bulk market are highly competitive.

The shipping industry and dry bulk market are capital intensive and highly fragmented with many charterers, owners and operators of vessels and are characterized by intense competition. Competition arises primarily from other vessel owners, most of whom have substantially greater resources than we currently do. Although we believe that no single competitor has a dominant position in the markets in which we compete, the trend towards consolidation in the industry is creating an increasing number of global enterprises capable of competing in multiple markets, which may result in a greater competitive threat to us. Our competitors may be better positioned to devote greater resources to the development, promotion and employment of their businesses than we are. Competition for the transportation of cargo by sea is intense and depends on customer relationships, operating expertise, professional reputation, price, location, size, age, condition and the acceptability of the vessel and its operators to the charterers. Competition may increase in some or all of our principal markets, including with the entry of new competitors, who may operate larger fleets through consolidations or acquisitions and may be able to sustain lower charter rates and offer higher quality vessels than we are able to offer. We may not be able to continue to compete successfully or effectively with our competitors and our competitive position may be eroded in the future, which could have an adverse effect on our fleet utilization and, accordingly, business, financial condition, results of operations and ability to pay dividends.

There may be changes in the economic and political environment in China and China may adopt policies to regulate its economy.

The Chinese economy differs from the economies of most countries belonging to the Organization for Economic Cooperation and Development in respects such as structure, government involvement, level of development, growth rate, capital reinvestment, allocation of resources, rate of inflation and balance of payments position. Prior to 1978, the Chinese economy was a planned economy. Since 1978, increasing emphasis has been placed on the utilization of market forces in the development of the Chinese economy. Annual and five year State Plans are adopted by the Chinese government in connection with the development of the economy. Although state-owned enterprises still account for a substantial portion of the Chinese industrial output, in general, the Chinese government is reducing the level of direct control that it exercises over the economy through State Plans and other measures. There is an increasing level of freedom and autonomy in areas such as allocation of resources, production, pricing and management and a gradual shift in emphasis to a “market economy” and enterprise reform. Limited price reforms were undertaken, with the result that prices for certain commodities are principally determined by market forces. Many of the reforms are unprecedented or experimental and may be subject to revision, change or abolition based upon the outcome of such experiments. We cannot assure you that the Chinese government will continue to pursue a policy of economic reform.

The level of imports to and exports from China could be adversely affected by changes to these economic reforms by the Chinese government, as well as by changes in political, economic and social conditions or other relevant policies of the Chinese government, such as changes in laws, regulations or export and import restrictions, all of which could, adversely affect our business, operating results, financial condition and ability to pay dividends.

We depend on spot charters in volatile shipping markets.

We will charter our vessel on the spot charter market, and we may charter other vessels on the spot market in the future. Although dependence on spot charters is not unusual in the shipping industry, the spot charter market is highly competitive and spot charter rates may fluctuate significantly based upon available charters and the supply of and demand for seaborne shipping capacity. While our focus on the spot market may enable us to benefit if industry conditions strengthen, we must consistently procure spot charter business. Conversely, such dependence makes us vulnerable to declining market rates for spot charters and to the off-hire periods including ballast passages. Rates within the spot charter market are subject to volatile fluctuations while longer-term time charters provide income at pre-determined rates over more extended periods of time. There can be no assurance that we will be successful in keeping our vessels fully employed in these short-term markets or that future spot rates will be sufficient to enable the vessels to be operated profitably. A significant decrease in charter rates would affect value and adversely affect our profitability, cash flows and ability to pay dividends. We cannot give assurances that future available spot charters will enable us to operate our vessels profitably.

Table of Contents	13

The dry bulk vessel capacity may be oversupplied.

The market supply of drybulk carriers has been increasing as a result of the delivery of numerous newbuilding orders over the last few years. Newbuildings have been delivered in significant numbers since the beginning of 2006 and, as of January 1, 2015, newbuilding orders had been placed for an aggregate of more than 22% of the existing global drybulk fleet, with deliveries expected during the next three years. Due to lack of financing many analysts expect significant cancellations and/or slippage of newbuilding orders. While vessel supply will continue to be affected by the delivery of new vessels and the removal of vessels from the global fleet, either through scrapping or accidental losses, an over-supply of dry bulk carrier capacity could exacerbate the recent decrease in charter rates or prolong the period during which low charter rates prevail. Currently, our vessel will be employed in the spot market where operations are at times unprofitable due the volatility associated with dry cargo freight rates. If market conditions persist or worsen we could have a material adverse effect on our business, results of operations, cash flows, financial condition and ability to pay dividends.

The market values of our vessel may decrease.

The market value of dry bulk vessels has generally experienced high volatility. The market prices for secondhand and newbuilding dry bulk vessels in the recent past have declined from historically high levels to low levels within a short period of time. The market value of any vessels we acquire may increase or decrease depending on a number of factors including:

•	prevailing level of charter rates;
•	general economic and market conditions affecting the shipping industry;
•	competition from other shipping companies;
•	configurations, sizes and ages of vessels;
•	supply and demand for vessels;
•	other modes of transportation;
•	cost of newbuildings;
•	governmental or other regulations; and
•	technological advances.

If the market value of our vessels declines, we may incur losses if we sell one or more of our vessels, to obtain additional financing, all of which would adversely affect our business and financial condition, results of operations and ability to pay dividends. If we sell any vessel at a time when vessel prices have fallen and before we have recorded an impairment adjustment to our financial statements, the sale may be at less than the vessel’s depreciated book value in our financial statements, resulting in a loss and a reduction in earnings.

Our revenues are subject to seasonal fluctuations.

Our fleet will consist of dry bulk vessels that operate in markets that have historically exhibited seasonal variations in demand and, as a result, in charter rates. This seasonality may result in quarter-to-quarter volatility in our operating results, which could affect the amount of dividends, if any, that we pay to our shareholders from quarter to quarter. The dry bulk sector is typically stronger in the fall and winter months in anticipation of increased consumption of coal and other raw materials in the northern hemisphere during the winter months. As a result, revenues from our dry bulk vessels not otherwise fixed on long term charters may be weaker during the quarters ended June 30 and September 30, and, conversely, we expect our revenues from our dry bulk vessels may be stronger in quarters ended December 31 and March 31. In addition, unpredictable weather patterns in these months tend to disrupt vessel scheduling and supplies of certain commodities. This seasonality could have a material adverse effect on our business, financial condition, results of operations and ability to pay dividends.

Table of Contents	14

Our industry is subject to complex laws and regulations, including environmental regulations.

Our operations are subject to numerous laws and regulations in the form of international conventions and treaties, national, state and local laws and national and international regulations in force in the jurisdictions in which our vessels will operate or are registered, which can significantly affect the ownership and operation of our vessels. These requirements include but are not limited to: U.S. Oil Pollution Act 1990, as amended, which we refer to as OPA; International Convention for the Safety of Life at Sea, 1974, as amended, which we refer to as SOLAS; International Convention on Load Lines, 1966; International Convention for the Prevention of Pollution from Ships, 1973, as amended by the 1978 Protocol, which we refer to as MARPOL; International Convention on Civil Liability for Bunker Oil Pollution Damage, 2001, which we refer to as the Bunker Convention; International Convention on Liability and Compensation for Damage in Connection with the Carriage of Hazardous and Noxious Substances by Sea, 1996, as superseded by the 2010 Protocol, which we refer to as the HNS Convention; International Convention on Civil Liability for Oil Pollution Damage of 1969, as amended by the 1992 Protocol and further amended in 2000, which we refer to as the CLC; International Convention on the Establishment of an International Fund for Compensation for Oil Pollution Damage, 1971, as amended, which we refer to as the Fund Convention; and Marine Transportation Security Act of 2002, which we refer to as the MTSA.

Government regulation of vessels, particularly in the area of environmental requirements, can be expected to become more stringent in the future and could require us to incur significant capital expenditures on our vessels to keep them in compliance, or even to scrap or sell certain vessels altogether. Compliance with such laws, regulations and standards, where applicable, may require installation of costly equipment or operational changes and may affect the resale value or useful lives of our vessels. We may also incur additional costs in order to comply with other existing and future regulatory obligations, including, but not limited to, costs relating to air emissions, the management of ballast waters, maintenance and inspection, elimination of tin-based paint, development and implementation of emergency procedures and insurance coverage or other financial assurance of our ability to address pollution incidents. These costs could have a material adverse effect on our business, results of operations, cash flows and financial condition and our ability to pay dividends.

Additional conventions, laws and regulations may be adopted which could limit our ability to do business or increase the cost of our doing business and which may materially adversely affect our business, financial condition and results of operations. Because such conventions, laws and regulations are often revised, or the required additional measures for compliance are still under development, we cannot predict the ultimate cost of complying with such conventions, laws and regulations or the impact thereof on the resale prices or useful lives of our vessels. We are also required by various governmental and quasi-governmental agencies to obtain certain permits, licenses, certificates and financial assurances with respect to our operations.

These requirements can also affect the resale prices or useful lives of our vessels or require reductions in capacity, vessel modifications or operational changes or restrictions. Failure to comply with these requirements could lead to decreased availability or more costly insurance coverage for environmental matters or result in the denial of access to certain jurisdictional waters or ports, or detention in certain ports. Under local, national and foreign laws, as well as international treaties and conventions, we could incur material liabilities, including cleanup obligations and claims for natural resource, personal injury and property damages in the event that there is a release of petroleum or other hazardous materials from our vessels or otherwise in connection with our operations. Violations of, or liabilities under, environmental regulations can result in substantial penalties, fines and other sanctions, including, in certain instances, seizure or detention of our vessels. Events of this nature would have a material adverse effect on our business, financial condition and results of operations.

The operation of our vessels is affected by the requirements set forth in the ISM Code. The ISM Code requires shipowners, ship managers and bareboat charterers to develop and maintain an extensive “Safety Management System” that includes the adoption of a safety and environmental protection policy setting forth instructions and procedures for safe operation and describing procedures for dealing with emergencies. The failure of a shipowner or bareboat charterer to comply with the ISM Code may subject it to increased liability, may invalidate existing insurance or decrease available insurance coverage for the affected vessels and may result in a denial of access to, or detention in, certain ports.

Table of Contents	15

Capital expenditures and other costs necessary to operate and maintain our vessels may increase.

Changes in safety or other equipment standards, as well as compliance with standards imposed by maritime self-regulatory organizations and customer requirements or competition, may require us to make additional expenditures. In order to satisfy these requirements, we may, from time to time, be required to take our vessels out of service for extended periods of time, with corresponding losses of revenues. In the future, market conditions may not justify these expenditures or enable us to operate some or all of our vessels profitably during the remainder of their economic lives.

There are inherent operational risks in the seaborne transportation industry and the costs associated with these risks, such as drydocking for vessel repairs, may be substantial.

The operation of any vessel includes risks such as mechanical failure, collision, fire, contact with floating objects, cargo or property loss or damage and business interruption due to political circumstances in foreign countries, piracy, terrorist attacks, armed hostilities and labor strikes. Such occurrences could result in death or injury to persons, loss of property or environmental damage, delays in the delivery of cargo, loss of revenues from or termination of charter contracts, governmental fines, penalties or restrictions on conducting business, higher insurance rates and damage to our reputation and customer relationships generally. In the past, political conflicts have also resulted in attacks on vessels, mining of waterways and other efforts to disrupt international shipping, particularly in the Arabian Gulf region. In addition, there is always the possibility of a marine disaster, including oil spills and other environmental damage.

If our vessels suffer damage, they may need to be repaired at a drydocking facility. The costs of drydocking repairs are unpredictable and may be substantial. We may have to pay drydocking costs that our insurance does not cover in full. The loss of earnings while these vessels are being repaired and repositioned, as well as the actual cost of these repairs, would decrease our earnings. In addition, space at drydocking facilities is sometimes limited and not all drydocking facilities are conveniently located. We may be unable to find space at a suitable drydocking facility or our vessels may be forced to travel to a drydocking facility that is not conveniently located to our vessels’ positions. The loss of earnings while these vessels are forced to wait for space or to steam to more distant drydocking facilities would decrease our earnings.

Our insurance may not be adequate to cover our losses that may result from our operations due to the inherent operational risks of the seaborne transportation industry.

We will carry insurance to protect us against most of the accident-related risks involved in the conduct of our business, including marine hull and machinery insurance, war risk insurance, protection and indemnity insurance, which includes pollution risks, crew insurance and war risk insurance. However, we may not be adequately insured to cover losses from our operational risks, which could have a material adverse effect on us. Additionally, our insurers may refuse to pay particular claims and our insurance may be voidable by the insurers if we take, or fail to take, certain action, such as failing to maintain certification of our vessels with applicable maritime regulatory organizations. Any significant uninsured or underinsured loss or liability could have a material adverse effect on our business, results of operations, cash flows and financial condition and our ability to pay dividends. It may also result in protracted legal litigation. In addition, we may not be able to obtain adequate insurance coverage at reasonable rates in the future during adverse insurance market conditions.

As a result of the September 11, 2001 terrorist attacks, the U.S. response to the attacks and related concern regarding terrorism, insurers have increased premiums and reduced or restricted coverage for losses caused by terrorist acts generally. Accordingly, premiums payable for terrorist coverage have increased substantially and the level of terrorist coverage has been significantly reduced.

In addition, we do not currently carry and may not carry loss-of-hire insurance, which covers the loss of revenue during extended vessel offhire periods, such as those that occur during an unscheduled drydocking due to damage to the vessel from accidents. Accordingly, any loss of a vessel or extended vessel off-hire, due to an accident or otherwise, could have a material adverse effect on our business, results of operations, financial condition and our ability to pay dividends.

Table of Contents	16

We may be subject to funding calls by our protection and indemnity clubs, and our clubs may not have enough resources to cover claims made against them.

We are indemnified for legal liabilities incurred while operating our vessel through membership of protection and indemnity, or P&I, associations, otherwise known as P&I clubs. P&I clubs are mutual insurance clubs whose members must contribute to cover losses sustained by other club members. The objective of a P&I club is to provide mutual insurance based on the aggregate tonnage of a member’s vessels entered into the club. Claims are paid through the aggregate premiums of all members of the club, although members remain subject to calls for additional funds if the aggregate premiums are insufficient to cover claims submitted to the club. Claims submitted to the club may include those incurred by members of the club, as well as claims submitted by other P&I clubs with which our club has entered into interclub agreements. We cannot assure you that the P&I club to which we belong will remain viable or that we will not become subject to additional funding calls which could adversely affect us.

There are increased inspection procedures, tighter import and export controls and new security regulations.

International shipping is subject to various security and customs inspection and related procedures in countries of origin and destination and trans-shipment points. Inspection procedures can result in the seizure of the cargo and contents of our vessels, delays in the loading, offloading or delivery and the levying of customs duties, fines or other penalties against us.

It is possible that changes to inspection procedures could impose additional financial and legal obligations on us. Furthermore, changes to inspection procedures could also impose additional costs and obligations on our customers and may, in certain cases, render the shipment of certain types of cargo impractical. Any such changes or developments may have a material adverse effect on our business, financial condition, results of operations and our ability to pay dividends.

Rising fuel prices may adversely affect our profits.

While we currently have no charters under which we are bearing the cost of fuel (bunkers), fuel is a significant, if not the largest, expense if vessels are under voyage charter. Moreover, the cost of fuel will affect the profit we can earn on the spot market. Upon redelivery of vessels at the end of a time charter, we may be obliged to repurchase the fuel on board at prevailing market prices, which could be materially higher than fuel prices at the inception of the time charter period. As a result, an increase in the price of fuel may adversely affect our profitability. The price and supply of fuel is unpredictable and fluctuates based on events outside our control, including geopolitical events, supply and demand for oil and gas, actions by the Organization of the Petroleum Exporting Countries and other oil and gas producers, war and unrest in oil producing countries and regions, regional production patterns and environmental concerns. Further, fuel may become much more expensive in the future, which may reduce the profitability and competitiveness of our business versus other forms of transportation, such as truck or rail.

The operation of dry bulk vessels has certain unique operational risks.

The operation of certain vessel types, such as dry bulk vessels, has certain unique risks. With a dry bulk vessel, the cargo itself and its interaction with the vessel can be a risk factor. By their nature, dry bulk cargoes are often heavy, dense, easily shifted, and react badly to water exposure. In addition, dry bulk vessels are often subjected to battering during unloading operations with grabs, jackhammers (to pry encrusted cargoes out of the hold), and small bulldozers. This may cause damage to the vessel. Vessels damaged due to treatment during unloading procedures may be more susceptible to breach while at sea. Hull breaches in dry bulk vessels may lead to the flooding of the vessels holds. If a dry bulk vessel suffers flooding in its forward holds, the bulk cargo may become so dense and waterlogged that its pressure may buckle the vessels bulkheads leading to the loss of a vessel. If we are unable to adequately maintain our vessel we may be unable to prevent these events. Any of these circumstances or events could negatively impact our business, financial condition, results of operations and ability to pay dividends. In addition, the loss of any of our vessels could harm our reputation as a safe and reliable vessel owner and operator.

Table of Contents	17

Maritime claimants could arrest our vessels, which would interrupt our business.

Crew members, suppliers of goods and services to a vessel, shippers of cargo and other parties may be entitled to a maritime lien against a vessel, or other assets of the relevant vessel-owning company, for unsatisfied debts, claims or damages. In many jurisdictions, a claimant may seek to obtain security for its claim by arresting a vessel through foreclosure proceedings. The arrest or attachment of one or more of our vessels, or other assets of the relevant vessel-owning company or companies, could cause us to default on a charter, breach covenants in our credit facility and loan agreement, interrupt our cash flow and require us to pay large sums of money to have the arrest or attachment lifted.

In addition, in some jurisdictions, such as South Africa, under the “sister ship” theory of liability, a claimant may arrest both the vessel which is subject to the claimant’s maritime lien and any “associated” vessel, which is any vessel owned or controlled by the same owner. Claimants could attempt to assert “sister ship” liability against one vessel in our fleet for claims relating to another of our vessels.

Governments could requisition our vessels during a period of war or emergency.

A government could requisition one or more of our vessels for title or for hire. Requisition for title occurs when a government takes control of a vessel and becomes the owner. Requisition for hire occurs when a government takes control of a vessel and effectively becomes the charterer at dictated charter rates. Generally, requisitions occur during a period of war or emergency, although governments may elect to requisition vessels in other circumstances. Even if we would be entitled to compensation in the event of a requisition of one or more of our vessels, the amount and timing of payment would be uncertain. Government requisition of one or more of our vessels may negatively impact our business, financial condition, results of operations and ability to pay dividends.

World events could affect our results of operations and financial condition.

Terrorist attacks such as the attacks on the United States on September 11, 2001, in London on July 7, 2005 and in Mumbai on November 26, 2008 and the continuing response of the United States and others to these attacks, as well as the threat of future terrorist attacks in the United States or elsewhere, continues to cause uncertainty in the world’s financial markets and may affect our business, operating results and financial condition. The continuing presence of United States and other armed forces in Iraq and Afghanistan may lead to additional acts of terrorism and armed conflict around the world, which may contribute to further economic instability in the global financial markets. These uncertainties could also adversely affect our ability to obtain additional financing on terms acceptable to us or at all. In the past, political conflicts have also resulted in attacks on vessels, mining of waterways and other efforts to disrupt international shipping, particularly in the Arabian Gulf region. Acts of terrorism have also affected vessels. Any of these occurrences could have a material adverse impact on our operating results, revenues, costs and ability to pay dividends.

Terrorist attacks on vessels, such as the October 2002 attack on the  m.v. Limburg  and the July 2010 alleged Al-Qaeda attack on the  M. Star , both very large crude carriers not related to us, may in the future also negatively affect our operations and financial condition and directly impact our vessels or our customers. Future terrorist attacks could result in increased volatility and turmoil of the financial markets in the United States and globally. Any of these occurrences could have a material adverse impact on our operating results, revenues, costs and ability to pay dividends.

Table of Contents	18

Acts of piracy on ocean-going vessels have recently increased in frequency.

Acts of piracy have historically affected ocean-going vessels trading in regions of the world such as the South China Sea and in the Gulf of Aden off the coast of Somalia. Throughout 2008 and 2009, the frequency of piracy incidents has increased significantly, particularly in the Gulf of Aden off the coast of Somalia. If these piracy attacks result in regions in which our vessels are deployed being characterized by insurers as “war risk” zones, as the Gulf of Aden temporarily was in May 2008, or Joint War Committee “war and strikes” listed areas, premiums payable for such coverage could increase significantly and such insurance coverage may be more difficult or impossible to obtain. In addition, crew costs, including employing onboard security guards, could increase in such circumstances. We may not be adequately insured to cover losses from these incidents, which could have a material adverse effect on us. In addition, detention hijacking as a result of an act of piracy against our vessel, or an increase in cost, or unavailability of insurance for our vessels, could have a material adverse impact on our business, financial condition, results of operations and ability to pay dividends.

Disruptions in world financial markets and the resulting governmental action in the United States and in other parts of the world could affect us.

The United States and other parts of the world are exhibiting deteriorating economic trends and have been in a recession. For example, the credit markets in the United States have experienced significant contraction, deleveraging and reduced liquidity, and the United States federal government and state governments have implemented and are considering a broad variety of governmental action and/or new regulation of the financial markets. Securities and futures markets and the credit markets are subject to comprehensive statutes, regulations and other requirements. The Securities and Exchange Commission, which we refer to as the SEC, other regulators, self-regulatory organizations and exchanges are authorized to take extraordinary actions in the event of market emergencies, and may effect changes in law or interpretations of existing laws.

A number of financial institutions have experienced serious financial difficulties and, in some cases, have entered bankruptcy proceedings or are in regulatory enforcement actions. The uncertainty surrounding the future of the credit markets in the United States and the rest of the world has resulted in reduced access to credit worldwide.

We face risks attendant to changes in economic environments, changes in interest rates and instability in the banking and securities markets around the world, among other factors. Major market disruptions and the current adverse changes in market conditions and regulatory climate in the United States and worldwide may adversely affect our business or impair our ability to borrow amounts under any future financial arrangements. We cannot predict how long the current market conditions will last. However, these recent and developing economic and governmental factors, together with the concurrent decline in charter rates and vessel values, may have a material adverse effect on our results of operations, financial condition, cash flows and ability to pay dividends.

Compliance with safety and other vessel requirements imposed by classification societies may be costly.

The hull and machinery of every commercial vessel must be certified as safe and seaworthy in accordance with applicable rules and regulations, and accordingly vessels must undergo regular surveys. If any vessel does not maintain its class and/or fails any annual survey, intermediate survey or special survey, the vessel will be unable to trade between ports and will be unemployable and this would negatively impact our revenues.

Vessels must undergo annual surveys, immediate surveys and special surveys. In lieu of a special survey, a vessel’s machinery may be on a continuous survey cycle, under which the machinery would be surveyed over a five-year period. Our vessels are on special survey cycles for hull inspection and continuous survey cycles for machinery inspection. Every vessel is also required to be drydocked every two to three years for inspection of its underwater parts.

If any vessel does not maintain its class and/or fails any annual, intermediate or special survey, the vessel may be unable to trade between ports and may be unemployable which could have a material adverse impact on our business, financial condition, results of operations and ability to pay dividends.

Table of Contents	19

The smuggling of drugs or other contraband onto our vessels may lead to governmental claims against us.

We expect that our vessels will call at ports where smugglers may attempt to hide drugs and other contraband on vessels, with or without the knowledge of crew members. To the extent that our vessels are found with contraband, whether inside or attached to the hull of our vessel, and whether with or without the knowledge of any of our crew, we may face governmental or other regulatory claims that could have an adverse effect on our business, results of operations, cash flows, financial condition and ability to pay dividends.

Risks Related To Company’s Management and Key Personnel

We will depend upon key individuals who may terminate their employment or other relationship with us or Boston Carriers at any time, and Boston Carriers will need to hire additional qualified personnel which may be unavailable due to the necessity of unique skills and resources

Our success will depend to a significant degree upon the continued services of our sole officer, Mr. Antonios Bertsos (age 41).

We do not have “key person” life insurance for Mr. Bertsos. In addition, our success will depend on Boston Carrier’s ability to attract and retain other highly skilled personnel. Competition for qualified personnel is intense, and the process of hiring and integrating such qualified personnel is often lengthy. Boston Carriers may be unable to recruit such personnel on a timely basis, if at all. We have not entered into an employment agreement with Mr. Bertsos. Accordingly, Mr. Bertsos, will have the ability to resign from the Company and voluntarily terminate his employment at any time. The loss of the services of key personnel, or the inability to attract and retain additional qualified personnel, could result in delays to development or approval, loss of sales and diversion of management resources.

The common shares of the Company are considered “a penny stock” and may be difficult to trade.

The SEC has adopted regulations which generally define “penny stock” to be an equity security that has a market or exercise price of less than $5.00 per share, subject to specific exemptions. The market price of the common shares is likely to be less than $5.00 per share and therefore may be designated as a “penny stock” according to SEC rules. This designation requires any broker or dealer selling these securities to disclose certain information concerning the transaction, obtain a written agreement from the purchaser and determine that the purchaser is reasonably suitable to purchase the securities. These rules may restrict the ability of brokers or dealers to sell the common shares and may affect the ability of investors to sell their shares. In addition, since the common shares are currently quoted on the OTC Bulletin Board, investors may find it difficult to obtain accurate quotations of the common shares and may experience a lack of buyers to purchase such shares or a lack of market makers to support the stock price.

Table of Contents	20

Risks related to our common shares.

Our shares trade at low prices per share and trade on the OTCPINK, which provides limited liquidity and significant volatility.

Since February 12, 2014 our common shares have been quoted on the OTC Market Group’s OTCPINK electronic quotation system (the “OTCPINK”). Although this ostensibly qualifies the Company as publicly trading, minimal actual trading occurs. For years our common shares were only quoted on OTC Pink and investors may have found it difficult to obtain accurate quotations of our common shares and may have experienced a lack of buyers to purchase such stock or a lack of market makers to support the stock price.  We believe that while these issues have diminished, they continue to exist as, due to our trading price, our common shares are referred to as a "penny stock" and is subject to various regulations involving certain disclosures that must be given to prospective buyers prior to their purchase of any penny stocks. These disclosures require purchasers to acknowledge they understand the risk associated with buying penny stocks and that they can absorb the entire loss of their investment. Accordingly, it is commonly believed that being a penny stock limits the liquidity of our common shares and the coverage of our shares by analysts.  The OTCPINK generally provides less liquidity than stock exchanges like NYSE or Nasdaq.  Shares trading on the OTC markets may be very thinly traded and highly volatile.  Therefore, holders of the Company’s common shares may be unable to sell their shares at any price, whether or not such shares have been registered for resale.  A public trading market having the desired characteristics of depth, liquidity and orderliness depends on the presence in the marketplace of willing buyers and sellers of our common shares at any given time.  This presence depends on the individual decisions of investors and general economic and market conditions over which we have no control.  Given the lower trading volume of our common shares, significant sales of our common shares, or the expectation of these sales, could cause our share price to fall.

There may be a limited public market for our securities; we presently fail to qualify for listing on any national securities exchanges.

  Our common shares currently do not meet all of the requirements for initial listing on a national securities exchange. Specifically, the bid price of our common shares is less than the minimum bid price required to obtain a listing. Trading in our common shares continues to be conducted in the over-the-counter market. As a result, an investor may find it difficult to dispose of or to obtain accurate quotations as to the market value of our common shares, and our common shares may be less attractive for margin loans, for investment by larger financial institutions, as consideration in possible future acquisition transactions or other purposes.

Our share price will likely be highly volatile, which may negatively affect our ability to obtain additional financing in the future.

The market price of our common shares is likely to be highly volatile due to the risks and uncertainties described in this risk factors section, as well as other factors, and could be subject to wide fluctuations in response to various factors. Some of the factors that may cause the market price of our common shares to fluctuate include:

•	conditions and publicity regarding the industry in which we operate, as well as the specific areas our product candidates seek to address; fluctuations in our quarterly financial results or the quarterly financial results of companies perceived to be similar to us; competition in our industry; price and volume fluctuations in the stock market at large that are unrelated to our operating performance;
•	changes in estimates of our financial results or recommendations by securities analysts;
•	failure of our services to achieve or maintain market acceptance;
•	changes in market valuations of similar companies;
•	significant products, contracts, acquisitions or strategic alliances of our competitors; · success of competing products or services;
•	changes in our capital structure, such as future issuances of securities or the incurrence of additional debt; · regulatory developments in the United States or foreign countries;
Table of Contents	21

•	litigation involving our company, our general industry or both;
•	additions or departures of key personnel;
•	investors’ general perception of us; and
•	changes in general economic, industry and market conditions.

As a result of this volatility, an investment in our stock is subject to substantial risk. Furthermore, the volatility of our stock price could negatively impact our ability to raise capital in the future.

We do not currently intend to pay dividends on our common shares and, consequently, the ability to achieve a return on an investment in our common shares will depend on appreciation in the price of our common shares.

We do not expect to pay cash dividends on our common shares. Any future dividend payments are within the absolute discretion of our Board of Directors and will depend on, among other things, our results of operations, working capital requirements, capital expenditure requirements, financial condition, contractual restrictions, business opportunities, anticipated cash needs, provisions of applicable law and other factors that our Board of Directors may deem relevant. We may not generate sufficient cash from operations in the future to pay dividends on our common shares. As a result, the success of an investment in our common shares will depend on future appreciation in its value. The price of our common shares may not appreciate in value or even maintain the price at which you purchased our shares.

You will experience dilution of your ownership interests due to the future issuance of additional common shares .

As of that date of the filing of this Annual Report, we have 147,500,000 common shares issued and outstanding. We are authorized to issue up to 2,000,000,000 common shares and 10,000,000 preferred shares. We also have outstanding a total of 250,000 Series B Preferred Shares, which are convertible into 2,500,000common shares at the election of the holder and 1,850,000 Series A Preferred Shares, which are convertible at a rate of 1,000 common shares for each Series A Preferred Share into a total of 1,850,000,000 common shares. None of our outstanding preferred shares provides any preferential rights to its holder, but the Series A Preferred Shares do entitled the holder to vote with the common shares on an as converted basis. We anticipate that the Series A Preferred Shares will convert into our common share soon. We also will be issuing additional common shares or other securities that are convertible into or exercisable for common shares. As part of our asset purchase transaction with Boston Carriers, LTD, we acquired the obligation to comply with the terms of a Subscription Agreement entered into by Boston Carriers, LTD with YP Holdings, LLC. To allow compliance with the terms of that agreement as well as to give us additional flexibility going forward, we have received approval to amend the terms of our Articles of Incorporation to authorize the issuance of up to 50,002,100,000 shares, of which 40,000,000,000 shall be common shares and 5,000,000,000 shall be Class B Common Shares. In addition to the Series A Preferred Shares and the Series B Preferred Shares, the newly approved Articles of Incorporation also will authorize the issuance of up to an additional 5,000,000,000 shares of a Series C Preferred Shares. The issuance of all or a significant amount of the shares described above will result in substantial dilution to existing shareholders.

Our common shares are considered to be a "Penny Stock."

We anticipate that our common shares will continue to be a low-priced security, or a “penny stock” as defined under rules promulgated under the Exchange Act. A stock is a "penny stock" if it meets one or more of the definitions in Rules 15g-2 through 15g-6 promulgated under Section 15(g) of the Exchange Act. These include but are not limited to the following: (i) the stock trades at a price less than $5.00 per share; (ii) it is not traded on a "recognized" national exchange; (iii) it is not quoted on The NASDAQ Stock Market, or even if so, has a price less than $5.00 per share; or (iv) is issued by a company with net tangible assets less than $2.0 million, if in business more than a continuous three years, or with average revenues of less than $6.0 million for the past three years. The principal result or effect of being designated a "penny stock" is that securities broker-dealers cannot recommend the stock but must trade in it on an unsolicited basis.

Table of Contents	22

In accordance with these rules, broker-dealers participating in transactions in low-priced securities must first deliver a risk disclosure document which describes the risks associated with such stocks, the broker-dealer’s duties in selling the stock, the customer’s rights and remedies and certain market and other information. Furthermore, the broker-dealer must make a suitability determination approving the customer for low-priced stock transactions based on the customer’s financial situation, investment experience and objectives. Broker-dealers must also disclose these restrictions in writing to the customer, obtain specific written consent from the customer, and provide monthly account statements to the customer. The effect of these restrictions probably decreases the willingness of broker-dealers to make a market in our common shares, decreases liquidity of our common shares and increases transaction costs for sales and purchases of our common shares as compared to other securities.

Broker-dealer requirements may affect trading and liquidity.

Section 15(g) of the Securities Exchange Act of 1934, as amended, and Rule 15g-2 promulgated there under by the SEC require broker-dealers dealing in penny stocks to provide potential investors with a document disclosing the risks of penny stocks and to obtain a manually signed and dated written receipt of the document before effectuating any transaction in a penny stock for the investor's account. Moreover, Rule 15g-9 requires broker-dealers in penny stocks to approve the account of any investor for transactions in such stocks before selling any penny stock to that investor. This procedure requires the broker-dealer to (i) obtain from the investor information concerning his or her financial situation, investment experience and investment objectives; (ii) reasonably determine, based on that information, that transactions in penny stocks are suitable for the investor and that the investor has sufficient knowledge and experience as to be reasonably capable of evaluating the risks of penny stock transactions; (iii) provide the investor with a written statement setting forth the basis on which the broker-dealer made the determination in (ii) above; and (iv) receive a signed and dated copy of such statement from the investor, confirming that it accurately reflects the investor's financial situation, investment experience and investment objectives. Compliance with these requirements may make it more difficult for holders of our common shares to resell their shares to third parties or to otherwise dispose of them in the market or otherwise.

Shares eligible for future sale may adversely affect the market price of our common shares, as the future sale of a substantial amount of our restricted stock in the public marketplace could reduce the price of our common shares.

From time to time, certain of our shareholders may be eligible to sell their common shares by means of ordinary brokerage transactions in the open market pursuant to Rule 144 of the Securities Act of 1933, as amended, subject to certain compliance requirements. In general, under Rule 144, unaffiliated shareholders (or shareholders whose shares are aggregated) who have satisfied a six month holding period may sell our common shares, so long as we have filed all required reports under Section 13 or 15(d) of the Exchange Act during the applicable period preceding such sale. Generally, once a period of six months has elapsed since the date the common shares were acquired from us or from an affiliate of ours, unaffiliated shareholders can freely sell shares of our common shares so long as the requisite conditions of Rule 144 and other applicable rules have been satisfied. Also generally, twelve months after acquiring shares from us or an affiliate, unaffiliated shareholders can freely sell their shares without any restriction or requirement that we are current in our SEC filings. Any substantial sales of common shares pursuant to Rule 144 may have an adverse effect on the market price of our common shares.

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

Table of Contents	23

Item 2.  DESCRIPTION OF PROPERTIES

We do not own any real property or any interest in real property and does not invest in real property or have any policies with respect thereto as a part of its operations or otherwise.

We currently maintain our principal business at 18 Nap. Zerva Str. 16675 Glyfada, Greece which is provided to us on a rent free basis. We also lease space in Delray Beach, FL on a month to month basis for $450 per month plus tax. This office will be used by our Chief Executive Officer while he is in the United States and also by Osnah Bloom, former CEO of the Company who has been hired as a consultant to assist with the transition of the Company’s business. As our employee count grows we will relocate our principal business office to a larger location in Greece.

Item 3.  LEGAL PROCEEDINGS

We are not aware of any pending or threatened litigation against Boston Carriers that we expect will, individually or in the aggregate, have a material adverse effect on our business, financial condition, liquidity, or operating results. We cannot assure you that we will not be adversely affected in the future by legal proceedings.

In the ordinary course of the Company’s discontinued business in the health care industry, the Company became involved in lawsuits and legal proceedings involving claims of medical malpractice related to medical services provided by the Company’s affiliated physicians. The Company is currently involved in the settlement stages of one such matter.

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

Additionally, in October 2015, the Company became involved in a potential legal settlement relating to a malpractice claim. The Company and the other parties have not entered into a settlement agreement. However, the Company anticipates that the amount will be covered by the tail malpractice insurance. The Company has accrued $25,000 for the deductible on the tail malpractice insurance as of December 31, 2015.

We are not aware of any other pending or threatened litigation against us that we expect will, individually or in the aggregate, have a material adverse effect on our business, financial condition, liquidity, or operating results. We cannot assure you that we will not be adversely affected in the future by legal proceedings.

Item 4.  N/A

Table of Contents	25

PART II.

Item 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common shares are currently quoted on the OTC: Pink market.

The market for our common shares is limited, volatile and sporadic.  The following table sets forth the range of high and low bid quotations for our common shares for each of the periods indicated as reported by the OTC: Pink.  Where such information is not available, the high and low closing bid quotations as reported by the OTC: Pink has been provided.  The quotations below reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

2015
January 1, 2015 – March 31, 2015:	$0.0032 - $0.0088
April 1, 2015 – June 30, 2015:	$0.003 - $0.0088
July 1, 2015 – September 30, 2015:	$0.0022 - $0.006
October 1, 2015 – December 31, 2015	$0.0016 - $0.0022

2014
January 1, 2014 – March 31, 2014:v	$0.025 - $0.008
April 1, 2014 – June 30, 2014:	$0.018 - $0.006
July 1, 2014 – September 30, 2014:	$0.0398 - $0.01
October 1, 2014 – December 31, 2014:	$0.025 - $0.0088

2013
January 1, 2013 – March 31, 2013:	$0.0099 - $0.004
April 1, 2013 – June 30, 2013 :	$0.0085 - $0.0036
July 1, 2013 – September 30, 2013:	$0.0085 - $0.0036
October 1, 2013 – December 31, 2013:	$0.0043 - $0.008

2012
January 1, 2012 – March 31, 2012:	$0.04 - $0.011
April 1, 2012 – June 30, 2012:	$0.0292 - $0.006
July 1, 2012 – September 30, 2012:	$0.012 - $0.007
October 1, 2012 – December 31, 2012:	$0.01 - $0.0021

Market Information

Our common shares are currently quoted on the OTC: Pink market. We also hope to have our common shares included for quotation on the Over the Counter Bulletin Board. There can be no assurance that a market maker will agree to file the necessary documents with FINRA, which operates the OTC Electronic Bulletin Board, nor can there be any assurance that such an application for quotation will be approved.

Holders

As of the date of this report there are 147,500,000 common shares issued and outstanding.

As of March 16, 2016 there are 355 holders of record of our common shares.

Table of Contents	26

Dividend Policy

Other than with regard to the distribution made to our shareholders in connection with the sale of our Hospitalist assets, we have not paid any dividends to the holders of our common shares and we do not expect to pay any such dividends on a regular basis in the foreseeable future as we expect to retain our future earnings for use in the operation and expansion of our business. We do intend to distribute to our shareholders proceeds from a refund of taxes paid with our 2014 federal income tax return.

Securities Authorized for Issuance Under Equity Compensation Plans

At the present time, we have no securities authorized for issuance under equity compensation plans.

Issuer Purchases of Equity Securities

The Company did not repurchase any shares during the fiscal year ended December 31, 2015.

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

Table of Contents	27

Overview

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

Our interior design business targeted cost conscious individuals. The business operated under the trade name Integrated Interior Design. We earned revenues from providing decorator services, which were billed on hourly and per diem rates. The business operated in South Florida and we intended to expand regionally and nationally. The business provided interior design, interior staging, accompanied shopping, paint color selection, architectural drawing and other services. Subsequent to the end of the fiscal year discussed in this report we have begun the process of winding down that aspect of our business.

Additionally, on August 26, 2014 we entered into a Share Exchange Agreement pursuant to which the Company agreed to acquire all of the outstanding capital stock of Integrated Timeshare Solutions, Inc. (“ITS”) in exchange for newly issued shares of our common share. Accordingly, as a result of the exchange ITS became a wholly owned subsidiary of the Company. ITS was established on July 2, 2014 as a real estate consulting firm specializing in timeshare liquidation and mortgage relief. We commenced operations in that area industry upon consummation of the acquisition. As of this date, however, we have discontinued the operations of this subsidiary.

On December 31, 2015, we entered into an Asset Purchase Agreement pursuant to which we agreed to acquire all of the assets and liabilities of Boston Carriers LTD, a corporation organized under the laws of the Republic of the Marshall Islands (“Boston Carriers”) in exchange for newly issued shares of the Company’s Series B Preferred Shares, $0.0001 par value per share (the “Series B Preferred Shares”), which were issued to the former sole shareholder of Boston Carriers (the “Exchange”). Included in the assets acquired was all outstanding stock in Poseidon Navigation Corp. a corporation organized under the laws of the Republic of the Marshall Islands (“Poseidon”). Accordingly, as a result of the Exchange, Poseidon is now a wholly owned subsidiary of the Company. As part of our Reincorporation discussed elsewhere in this report, we renamed the Series B Preferred Shares as Series A Preferred Shares and renamed our previously existing Convertible Redeemable Preferred Shares as Series B Preferred Shares to more accurately reflect the relative rights associated with each class.

Critical Accounting Policies

Accounts Receivable

The company had $58,927 in accounts receivable from customers at December 31, 2014. At December 31, 2015 accounts receivable had declined to $5,393.

Table of Contents	28

The determination of contractual and bad debt allowances constitutes a significant estimate. Accounts receivable represent amounts due from customers for design services. Accounts receivable are recorded and stated at the amount expected to be collected and have been adjusted to reflect the allowance for uncollectible amounts of approximately $3,022 and $6,987 at December 31, 2015 and December 31, 2014, respectively. Accounts receivable from customers relinquishing their timeshares was $0 and $9,000 at December 31, 2015 and December 31, 2014, respectively and is included in Assets from Discontinued Operations

Revenue Recognition

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

Maritime Transport - The Company intends to carry on the business of maritime transportation and discontinue its current line of business. The maritime transportation business is based in Athens, Greece and is an integrated dry bulk shipping company which will own, operate and manage a fleet of dry bulk vessels that transport iron ore, coal, grain, steel products, cement, alumina and other dry bulk cargoes internationally.

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

Liquidity and Capital Resources

As of December 31, 2015, we had total current assets of $651,153, consisting primarily of $397,424 in Cash and $237,077 in Refundable Income Taxes. The Company had total current liabilities as of December 31, 2015 of $1,134,778.

Table of Contents	29

We have experienced net losses, negative operating cash flows, and working capital deficiencies which are expected to affect, our ability to satisfy our obligations. Our cash on hand was $397,424, as of December 31, 2015. Our auditors have expressed substantial doubt about the Company's ability to continue as a going concern. We believe that our expected operations in the maritime transportation business will generate adequate revenue and cash flows from operations in order for us to fund our current projected capital requirements and continue as a going concern for the next twelve months. Presently we have material commitments for capital expenditures, regarding Lease Payments of the Capital Lease agreement for the acquisition of M/V Nikiforos, that took place on February 13 2016. Total amount of these payments as of leasing initiation was $2,400,000, of which $423,430 are due for the year ending December 31 2016.

We do not have any formal commitments or arrangements for the sales of Shares or the advancement or loan of funds at this time. If we need to raise additional capital, there can be no assurance that such additional financing will be available to us on acceptable terms, or at all. If we are unsuccessful at raising sufficient capital to fund our operations, for whatever reason, we may be forced to seek opportunities outside of our new corporate focus or to seek a buyer for our business or another entity with which we could partner. Ultimately, if all of these alternatives fail, we may be required to cease operations and seek protection from creditors under applicable bankruptcy laws.

Results of Operations for the Years Ended December 31, 2015 and December 31, 2014

During the year ended December 31, 2015 we generated revenue of $264,625 from our interior design operations compared to revenue in the year ended December 31, 2014 of $312,510. During the year ended December 31, 2015 and December 31, 2014, we also generated $54,231 and $40,787 in revenue from our time share services, respectively.

All operating expenses during both years consisted of General and Administrative expenses, which totaled $245,367 during the year ended December 31, 2015which decreased from $766,769 during the year ended December 31, 2014. During the year ended December 31, 2015, we suffered a loss from continuing operations of $314,910 which was a decrease from the year ended December 31, 2014, $421,057. In total, we incurred a net loss during the year ended December 31, 2015 of $285,585, which was an improvement from our net loss of $900,640 during the year ended December 31, 2014. We attribute this improvement to greater sales as well as the mix of services rendered.

Our time share services recognized a gain from discontinued operations of $29,325 during the year ended December 31, 2015, which was a significant improvement from the loss we suffered in from the year ended December 31, 2014 of $479,583.

Contractual Obligations

The Company is a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and is not required to provide the information under this item.

Off Balance Sheet Arrangements

As of December 31, 2015 there were no off balance sheet arrangements.

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

Table of Contents	30

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

In May 2015, FASB issued Accounting Standards Update (“ASU”) No. 2015-07, “Fair Value Measurement (Topic 820): Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent)” removes the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the net asset value per share practical expedient. The amendments also remove the requirement to make certain disclosures for all investments that are eligible to be measured at fair value using the net asset value per share practical expedient. Rather, those disclosures are limited to investments for which the entity has elected to measure the fair value using that practical expedient. This ASU is effective for public business entities for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. For all other entities, the amendments in this ASU are effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. A reporting entity should apply the amendments retrospectively to all periods presented. The retrospective approach requires that an investment for which fair value is measured using the net asset value per share practical expedient be removed from the fair value hierarchy in all periods presented in an entity’s financial statements. Earlier application is permitted. We are currently reviewing the provisions of this ASU to determine if there will be any impact on our results of operations, cash flows or financial condition.

In June 2015, FASB issued Accounting Standards Update (“ASU”) No. 2015-10, “Technical Corrections and Improvements” covers a wide range of Topics in the Codification. The amendments represent changes to clarify the Codification, correct unintended application of guidance, or make minor improvements to the Codification that are not expected to have a significant effect on current accounting practice or create a significant administrative cost to most entities. Additionally, some of the amendments will make the Codification easier to understand and easier to apply by eliminating inconsistencies, providing needed clarifications, and improving the presentation of guidance in the Codification. Transition guidance varies based on the amendments in this ASU. The amendments in this ASU that require transition guidance are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted, including adoption in an interim period. All other amendments will be effective upon the issuance of this ASU. We are currently reviewing the provisions of this ASU to determine if there will be any impact on our results of operations, cash flows or financial condition.

Table of Contents	31

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

In August 2015, FASB issued Accounting Standards Update (“ASU”) No. 2015-13, “Derivatives and Hedging (Topic 815): Application of the Normal Purchases and Normal Sales Scope Exception to Certain Electricity Contracts within Nodal Energy Markets” specifies that the use of locational marginal pricing by an independent system operator does not constitute net settlement of a contract for the purchase or sale of electricity on a forward basis that necessitates transmission through, or delivery to a location within, a nodal energy market, even in scenarios in which legal title to the associated electricity is conveyed to the independent system operator during transmission. Consequently, the use of locational marginal pricing by the independent system operator does not cause that contract to fail to meet the physical delivery criterion of the normal purchases and normal sales scope exception. If the physical delivery criterion is met, along with all of the other criteria of the normal purchases and normal sales scope exception, an entity may elect to designate that contract as a normal purchase or normal sale. This ASU is effective upon issuance and should be applied prospectively. Therefore, an entity will have the ability to designate on or after the date of issuance any qualifying contracts as normal purchases or normal sales. We are currently reviewing the provisions of this ASU to determine if there will be any impact on our results of operations, cash flows or financial condition.

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

In November 2015, FASB issued Accounting Standards Update (“ASU”) No. 2015-17, “Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes”, which requires deferred tax liabilities and assets to be classified as noncurrent in a classified statement of financial position. The amendments in this Update apply to all entities that present a classified statement of financial position. The current requirement that deferred tax liabilities and assets of a tax-paying component of an entity be offset and presented as a single amount is not affected by the amendments in this Update. For public business entities, the amendments in this Update are effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. For all other entities, the amendments in this Update are effective for financial statements issued for annual periods beginning after December 15, 2017, and interim periods within annual periods beginning after December 15, 2018. Earlier application is permitted for all entities as of the beginning of an interim or annual reporting period. We are currently reviewing the provisions of this ASU to determine if there will be any impact on our results of operations, cash flows or financial condition.

Table of Contents	32

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

Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this annual report on Form 10-K, an evaluation was carried out by our management, with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”) as of December 31, 2015. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reports with the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.

Based on that evaluation, our management concluded, as of the end of the period covered by this report, that our disclosure controls and procedures were effective in recording, processing, summarizing, and report information required to be disclosed, with the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f) during the year ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is a process, under the supervision of the Chief Executive Officer and the Chief Financial Officer, designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external purposes in accordance with United States generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;
•	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of the financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of management and the Board of Directors; and
•	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.

Table of Contents	33

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

Our management conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework issued on 2013 by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").

Based on our assessment we have concluded that, as of December 31, 2015, our internal controls over financial reporting were effective based on those criteria outlined under the Securities Exchange Act.  Our Chief Executive Officer and Chief Financial Officer, the (“Certifying Officers”) have evaluated the effectiveness of our disclosure controls and the timeliness of our regulatory filings  and believe that our disclosure controls and procedures were effective based on the required evaluation as of the date of this Report.

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

Item 9B.  OTHER INFORMATION

None.

Table of Contents	34

PART III.

Item 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The following table presents information with respect to our officers, directors and significant employees as of the date of this Report.

NAME	AGE	POSITION

Antonios Bertsos	41	Chief Executive Officer and Chief Financial Officer and Director
Harris Frangos	41	Director
Fred Pier	48	Director

Antonios Bertsos, C.E.O., C.F.O. and Director

Mr Bertsos, age 41, has been the Chief Executive Officer of Boston Carriers since inception in July 2015. He became our Chief Executive Officer, Chief Financial Officer and a Director on December 31, 2015. From August 2011 through July 2015 he served as the Chief Financial Officer of Newlead Holdings, Ltd., a NASDAQ traded company with a fleet of 6 tankers and 16 drybulk vessels (“Newlead”). His major responsibilities there included overseeing the company’s financial reporting, investor relations and communicating with capital market analysts. He was also responsible for evaluation, negotiation and financial modeling for acquisitions of potential new vessels. Prior to holding that position, he served from March 2010 until August 2011 as the Chief Operating Officer Deputy of Newlead. From February 2005 through February 2010 he serve as the Chief Financial Officer and a member of the Board of Directors of Aries Energy Corporation Group, which held investments in various fields including shipping and which was the controlling party of AMT, a NASDAQ company in which he prepared the reports and documents needed for the Securities and Exchange Commission relating to the company’s initial public offering and oversaw the company’s financial reporting until 2008. From September 1999 through February 2005 he served as an auditor with PriceWaterhouseCoopers. He holds a Bachelor of Science in Finance from Deree College in Athens, Greece and a Postgraduate Diploma in Business Administration from Leicester University.

Harris Frangos, Director

Mr. Frangos, age 41 has more than 20 years’ experience in the shipping industry in areas ranging from management, to chartering and operation of dry cargo ships. He has served as a shipbroker in Carriers Chartering Corp SA at the Sale and Purchase department since November 1, 2004. During his career he has negotiated and concluded many high value transactions on new-building contracts, secondhand sales, sale and leaseback, bareboat hire purchase agreements and other structured shipping transactions. He is a member of the Hellenic Shipbrokers Association. He received his Diploma in Shipping from Business College of Athens, Greece and a Postgraduate Diploma in Shipping Management from LIST of London, United Kingdom.

Fred Pier, Director

Mr. Pier, age 48, has more than 25 years’ experience in the commercial and private banking sectors. Included in this is more than 15 years’ experience in the structured finance of both private and public markets. From 2007 to April 2014, he served as a Senior Director at Oppenheimer and Company Inc., providing institutional fixed income sales and coverage of middle market fixed income positions. Previously from May 2006 to November 2007 he served as Managing Director with Bear Stearns, and from July 2003 to May 2006 he as a Senior Vice President with Wachovia Securities. He holds a Bachelors’ degree from the University of North Texas and a Master’s of Business Administration from the Graduate School of Management at the University of Dallas. From April 2014 onwards, Mr. Pier is managing his personal investments.

Table of Contents	35

Employment Agreements:

On August 26, 2014 the Company entered into an employment agreement with Osnah Bloom, its former Chief Executive Officer. The agreement was for a term of two years unless renewed or extended by both parties and it provided that Ms. Bloom will receive a base salary of $80,000 per year. The agreement provided Ms. Bloom with the ability to terminate her agreement upon thirty days’ advance notice if the termination is for Good Reason (as defined in the agreement) or upon sixty days’ advance notice without Good Reason. Ms. Bloom is also eligible for a bonus payment based on the gross revenue achieved by the Company at the end of each twelve month period following commencement of this agreement. The bonuses are ranging from $40,000 to $100,000 for gross revenues ranging from $3,750,000 to $7,500,000 and over $7,500,000. As of December 31, 2015, the Company did not reach the targeted gross revenue. Therefore, Ms. Bloom did not receive any bonuses for the year ended December 31, 2015. The agreement also provides Ms. Bloom shall be entitled to Six (6) weeks of paid vacation during each year and shall also have the ability to carry over up to Two (2) weeks of unused vacation from one calendar year to the next. In addition to the compensation and other benefits provided for elsewhere in the agreement, Ms. Bloom shall be reimbursed up to $350 per month for health insurance and shall be reimbursed up to $250 per month for automobile expenses (gas, parking, tolls) incurred in the performance of her duties to the Company. Ms. Bloom voluntarily terminated her employment agreement contemporaneous with our consummation of the Asset Purchase Agreement with Boston Carriers, LTD on December 31, 2015 and despite this being on less than sixty days advance notice, the Board of Directors accepted her resignation without liability to Ms. Bloom.

Board of Directors’ Compensation

Directors of the Company do not receive cash compensation for their services at this time, but will be reimbursed for reasonable travel expenses incurred while attending Board meetings. The Board of Directors and the Company’s management may elect to compensate its participants for consulting services in the future.

Term of Office

All of our directors are appointed for a one-year term to hold office until the next annual meeting of shareholders and until their successors are elected and qualified, or until their earlier death, retirement, resignation or removal. Executive officers serve at the discretion of the Board of Directors, and are elected or appointed to serve until the next Board of Directors meeting following the annual meeting of shareholders. Our executive officers are appointed by our Board of Directors and hold office until removed by the Board.

Family Relationships

Ms. Osnah Bloom, our prior CEO and Mr. William Bloom, who previously served as a director and as our interior designer were previously married but have been divorced since 2006 and they are the parents of Josh M. Bloom, who also served as a director.

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

Table of Contents	36

Directors’ Remuneration

Neither of our directors have received any compensation for serving as such.

Audit Committee

Our Board of Director has not yet established an Audit Committee.  Instead, Mr. Antonios Bertsos acts as an "Audit Committee" for the purposes of Section 3(a) (58) of the Securities Exchange Act of 1934.  Mr. Bertsos is an "audit committee financial expert" as defined by Item 401(e) of Regulation S-B under the Securities Exchange Act of 1934, but is not "independent" as that term is defined in the rules of the NASDAQ stock market.

Our board of directors has determined that Mr. Bertsos is financially sophisticated as defined by the SEC rules charter.

Mr. Bertsos will  recommend the selection of independent public accountants, review the scope of approach to audit work, meet with and review the activities  of our internal accountants and the independent public accountants, make recommendations to management or to the Board of Directors as to any changes to such practices and procedures deemed necessary from time to time to comply with applicable auditing rules, regulations and practices, and review all Form 10-K Annual and 10-Q interim reports.

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

Section 16(a) Beneficial Ownership Reporting Compliance

We are not aware of any director, officer or beneficial owner of more than ten percent of our Common Shares that, during the fiscal year 2015 or for the fiscal year 2014, failed to file on a timely basis reports required by Section 16(a) of the Securities Exchange Act of 1934.

Item 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The table below summarizes the compensation paid by the Company to the CEO and other named executive officer and individuals for the fiscal years ended December 31, 2015, December 31, 2014 and December 31, 2013.

Table of Contents	37

Name and principal position	Year	Salary ($)	Bonus ($)	Option awards ($)	All other compensation ($)	Total ($)
Antonios Bertsos, CEO and CFO	2015	$0	$0	$0	$0	$0

Osnah Bloom, CEO and CFO	2015	$73,557	$0	$0	$0	$73,557
	2014	$75,293	$203,294 (1)	$0	$0	$278,587
	2013	$153,668	$0	$0	$0	$153,668

Hina Sharma, MD, CMO	2015	$0	$0	$0	$0	$0
	2014	$0	$214,672 (1)	$0	$0	$214,672
	2015	$0		$0	$0	$71,308

(1) The bonuses paid to Ms. Bloom and Dr. Sharma in 2014 were paid as a result of the consummation of the Share Exchange Agreement with Integrated Timeshare Solutions, Inc. and consisted entirely of restricted shares of our stock.

Director Compensation

Since inception no compensation has been paid to the directors.

Employment Agreements

The Company has not entered into any Employment Agreements other than the now terminated agreement with Ms. Osnah Bloom discussed above.

Outstanding Equity Awards at Fiscal Year-End

The Company did not pay any stock, options or other equity awards to any officer, director or employee during the period covered by this report.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDERS MATTERS

The following table sets forth the number of shares of our voting securities beneficially owned as of March 28, 2016 by (i) those persons or groups known to us to beneficially own more than 5% of our voting securities; (ii) each director; (iii) each executive officer; and (iv) all directors and executive officers as a group. Except as indicated below, each of the shareholders listed below possesses sole voting and investment power with respect to their shares. The percentage of ownership set forth below reflects each holder’s ownership interest in the 147,500,000 shares of the Company’s common share issued and outstanding as of March 28, 2016 aggregated with the 1,850,000 shares of Series A Preferred Share which convert into 1,850,000,000 shares of our common share and vote on an as converted basis with our common share, representing in total 1,997,500,000 shares of common share.

Table of Contents	38

Name and Address of Beneficial Owner	Amount of Beneficial Ownership		Percent

Antonios Bertos	1,850,000,000	(1)	92.6%
c/o Boston Carriers
18 Nap. Zerva Str.
166 75 Glyfada, Greece

Harris Frangos	0		0%
c/o Boston Carriers
18 Nap. Zerva Str.
166 75 Glyfada, Greece

Fred Pier	0		0%
c/o Boston Carriers
18 Nap. Zerva Str.
166 75 Glyfada, Greece

All Directors and Officers as a Group (3 Persons)	1,850,000,000	(1)	92.6%

(1) Comprised of 1,850,000 shares of the Company’s Series A Preferred Shares, which converts into 1,850,000,000 of our common shares and which votes on an as converted basis.

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

Currently, all actions that would otherwise be performed by standing committees of the Board of Directors are performed by its three directors, including the hiring of our independent public accountants and the oversight of the independent auditor relationship, the review of our significant accounting policies and our internal controls.

The Board of Directors has analyzed the independence of its directors and has determined that Harris Frangos and Fred Pier both qualify as independent under the specific criteria of Section 4200(a)(15) of the NASDAQ Manual.

Table of Contents	39

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

Our Board of Directors appointed Liggett & Webb P.A., as our independent accountants to audit our financial statements for the fiscal year ending December 31, 2015.  Liggett & Webb P.A., has been our independent accountant since July 2012.

	Fiscal	Fiscal
	2015	2014
Audit Fees	$30,383	$23,000
Acquisition Audit of ITS	$—	$13,334
Audit-Related Fees	$—	$—
Tax Fees	$2,500	$—
All Other Fees	$—	$—
Total Fees	$32,883	$36,334

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

Table of Contents	40

PART IV

Item 15. EXHIBITS

(23.1)	Consent of Liggett & Webb P.A.
(31.1)	Certification of Chief Executive Officer pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to section 302 of the Sarbanes-Oxley act of 2002.
(31.2)	Certification of Chief Financial Officer pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to section 302 of the Sarbanes-Oxley act of 2002.
(32.1)	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(32.2)	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Table of Contents	41

Signatures

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 30, 2016.

BOSTON CARRIERS, INC.

By:	/s/ Antonios Bertsos
Antonios Bertsos
Title: Chief Executive Officer and Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 30, 2016.

By:	/s/ Antonios Bertsos	Director, Chief Executive Officer and Chief Financial Officer (Principal
	Antonios Bertsos	Executive Officer, Principal Financial Officer and Principal Accounting Officer)

By:	/s/Harris Frangos	Director
Harris Frangos

By:	/s/Fred Pier	Director
Fred Pier

Table of Contents	42

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of:

Boston Carriers, Inc.

(formerly known as Integrated Inpatient Solutions, Inc.)

We have audited the accompanying consolidated balance sheets of Boston Carriers, Inc. (formerly known as Integrated Inpatient Solutions, Inc.) and Subsidiaries (the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of operations, changes in shareholders’ equity and cash flows for the years ended December 31, 2015 and 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly in all material respects, the financial position of Boston Carriers, Inc. (formerly known as Integrated Inpatient Solutions, Inc.) and Subsidiaries as of December 31, 2015 and 2014, the results of its operations and its cash flows for the years ended December 31, 2015 and 2014, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 10 to the financial statements, the Company has a loss from continuing operations of $314,910, a working capital deficit of $483,625, cash used in operations of $380,218 and an accumulated deficit of $834,180 at December 31, 2015. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans concerning these matters are also described in Note 10. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Liggett & Webb, P.A.

LIGGETT & WEBB P.A.

Certified Public Accountants

Boynton Beach, Florida

March 30, 2016

Table of Contents	43

Boston Carriers, Inc.

(formerly known as Integrated Inpatient Solutions, Inc.)

Consolidated Balance Sheets

	December 31,	December 31,
	2015	2014

ASSETS
CURRENT ASSETS
Cash	$397,424	$372,206
Accounts Receivable, net	5,393	58,927
Refundable income taxes	237,077	237,077
Inventory	1,816	—
Prepaid expenses and other current assets	—	14,810
Assets from discontinued operations	9,443	45,546
Total current assets	651,153	728,566

Property and equipment, net	—	—

Other assets
Advances for Bareboat Contract	500,000	—
Escrow Account	174,965	—
Deposits	954	954
Total Other Assets	675,919	954
TOTAL ASSETS	$1,327,072	$729,520

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$28,861	$59,954
Deferred revenue	5,623	23,782
Due to related party	6,000	—
Stock subscription liability	1,000,000	—
Liabilities from discontinued operations	94,294	167,306
Total current liabilities	1,134,778	251,042

TOTAL LIABILITIES	1,134,778	251,042

Commitments and contingencies (see note 5)

Shareholders' Equity
Series A Preferred shares, $0.0001 par value, 1,850,000 authorized. 1,850,000 and 0 shares
issued and outstanding as of December 31, 2015 and December 31, 2014, respectively	185	—
Series B Preferred Shares, $0.0001 par value, 250,000 shares authorized, 250,000 shares issued
and outstanding as of December 31, 2015 and December 31, 2014, respectively	25	25
Series C Preferred Shares, $0.0001 par value, 7,900,000 shares authorized. None issued and outsanding
as of December 31, 2015, and December 31, 2014, respectively.	—	—

Table of Contents	44

Common shares, $0.0001 par value, 2,000,000,000 shares authorized, 111,225,013 and	—	—
158,503,951 shares issued and outstanding as of December 31, 2015 and December 31, 2014
respectively	11,123	15,850
Additional paid-in capital	1,015,141	1,011,198
Accumulated deficit	(834,180)	(548,595)
Total Shareholders' Equity	192,294	478,478

Total Liabilities and Shareholders' Equity	$1,327,072	$729,520

The accompany notes are an integral part of these consolidated financial statements

Table of Contents	45

  Boston Carriers, Inc.

(formerly known as Integrated Inpatient Solutions, Inc.)

 Consolidated Statements of Operations

	Year ended December 31
	2015	2014
Revenue - Design	$264,625	$312,510
Cost of Services	332,919	286,093
Gross Profit (loss)	(68,294)	26,417

Operating Expenses
General and administrative	245,367	766,769
Loss from continuing operations before interest and
benefit for income taxes	(313,661)	(740,352)
Interest Income	318	524
Interest Expense	(1,567)	—
Loss from continuing operations before benefit for
income taxes	(314,910)	(739,828)
Benefit from income taxes on continuing operations	—	318,771
Loss from continuing operations	(314,910)	(421,057)

Discontinued operations:
Income / (Loss) from discontinued operations	29,325	(564,319)
Benefit from income taxes on discontinued operations	—	84,736
Income / (Loss) from discontinued operations	29,325	(479,583)

Net Loss	$(285,585)	$(900,640)

Net Loss per share - basic and diluted
Loss from continuing operations	$(0.00)	$(0.00)
Income / (Loss) from discontinued operations	$0.00	$(0.01)
Net Loss per share - basic and diluted	$(0.00)	$(0.01)

Weighted average number of common shares	126,898,305	87,987,794
outstanding - basic and diluted

The accompany notes are an integral part of these consolidated financial statements

Table of Contents	46

   Boston Carriers, Inc.

(formerly known as Integrated Inpatient Solutions, Inc.)

Consolidated Statements of Changes in Shareholders' Equity

For the years ended December 31, 2015 and 2014
						Retained
					Additional	Earnings	Total
	Preferred Shares		Common Shares		Paid-in	(Accumulated	Shareholders'
	Shares	Amount	Shares	Amount	Capital	Deficit )	Equity

Balance at December 31, 2013	250,000	$25	48,612,365	$4,861	$137,114	$352,045	$494,045
Shares issued for services	—	—	62,612,648	6,261	500,581	—	506,842
Shares issued for purchase of Integrated Timeshare Solutions Inc.	—	—	47,278,938	4,728	373,503	—	378,231
Net Loss	—	—	—	—	—	(900,640)	(900,640)
Balance at December 31, 2014	250,000	25	158,503,951	15,850	1,011,198	(548,595)	478,478
Retirement of common shares to treasury shares	—	—	(47,278,938)	(4,727)	4,727	—	—
Series A Preferred Shares issued for asset purchase agreement with Boston Carriers LTD	1,850,000	185	—	—	(14,592)	—	(14,407)
Capital contributed by former officer	—	—	—	—	13,808	—	13,808
Net Loss	—	—	—	—	—	(285,585)	(285,585)
Balance at December 31, 2015	2,100,000	$210	111,225,013	$11,123	$1,015,141	$(834,180)	$192,294

The accompany notes are an integral part of these consolidated financial statements

Table of Contents	47

Boston Carriers, Inc.

(formerly known as Integrated Inpatient Solutions, Inc.)

Consolidated Statements of Cash Flows

	Years Ended December 31,
	2015	2014

Cash Flow from Operating Activities
Net loss	$(285,585)	$(900,640)
Adjustments to reconcile net loss to net cash used in Operating Activities
Depreciation	—	3,567
Provision for doubtful accounts	3,967	6,987
Bad debt expense on notes receivable	—	7,000
Stock issued for services	—	506,842
Impairment of goodwill	—	372,965
Changes in assets and liabilities
Accounts receivable	49,567	(65,914)
Refundable income taxes	—	(115,400)
Inventory	(1,816)	—
Prepaid expenses and other current assets	14,810	(14,810)
Assets from discontinued operations	36,103	(45,546)
Escrow Account	(75,000)	—
Accounts payable and accrued expenses	(31,093)	(3,293)
Deferred Revenue	(18,159)	23,782
Liabilities from discontinued operations	(73,012)	47,927
Net cash used in Operating Activities	(380,218)	(176,533)

Cash Flows from Investing Activities

Cash acquired from Asset purchase agreement with Boston Carriers Ltd	385,628	—
Cash acquired in acquisition of subsidiary	—	10,106
Net Cash provided by Investing Activites	385,628	10,106

Cash Flow from Financing Activities
Capital contributed by officer	13,808	—
Due to Related Party	6,000	—
Net Cash provided by Financing Activities	19,808	—

Net Increase / (Decrease) in Cash	25,218	(166,427)

Cash - Beginning of Year	372,206	538,633
Cash - End of the period	$397,424	$372,206

Cash paid for interest expense	$—	$—
Cash paid for income taxes	$—	$—

Table of Contents	48

Supplemental Disclosure of Non-Cash Financing and Investing Activities:
During the year ended December 31, 2015 47,278,938 Shares of common stock were retired to the treasury with a par value of $4,727

On December 31, 2015, the Company issued 1,850,000 shares of Series A Preferred Shares for the acquisition of $500,000 in advances from Bareboat Contract, $99,965 in an escrow account and the assumption of stock subscription liability of $1,000,000

The accompany notes are an integral part of these consolidated financial statements

Table of Contents	49

Boston Carriers, Inc.

(Formerly known as Integrated Inpatient Solutions, Inc.)

Notes to Consolidated Financial Statements

December 31, 2015 and December 31, 2014

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company was incorporated in Florida on July 31, 2001. On September 21, 2001 the Company was acquired by PlaNet.Com, Inc., a Nevada public, non-reporting corporation. Pla.Net.Com, Inc. was considered a shell at the time of acquisition and therefore the acquisition was treated as a reverse merger (the acquired company is treated as the acquiring company for accounting purposes). Pla.Net.Com, Inc. changed its name to Inpatient Clinical Solutions, Inc. immediately after the merger.  In April 2012, the Company changed its name to Integrated Inpatient Solutions, Inc.

The Company provides interior design services targeting budget-minded individuals. The business operates under the trade name Integrated Interior Design. The Company earns revenues from providing decorator services, which are billed on hourly and per diem rates. The interior design business operates in South Florida. The business provides interior design, interior staging, accompanied shopping, paint color selection, architectural drawing and other design services.

On August 26, 2014, the Company entered into a Share Exchange Agreement pursuant to which the Company agreed to acquire all of the outstanding capital Shares of Integrated Timeshare Solutions, Inc., a Nevada corporation (“ITS”) in exchange for newly issued shares of the Company’s Common Shares. Accordingly, as a result of the exchange, ITS is now a wholly owned subsidiary of the Company. ITS was established on July 2, 2014 as a real estate consulting firm specializing in timeshare liquidation and mortgage relief. The Company has discontinued operations of this subsidiary.

On December 31, 2015, Integrated Inpatient Solutions, Inc. (the “Company”), entered into an Asset Purchase Agreement (the “Purchase Agreement”) pursuant to which the Company agreed to acquire all of the assets and liabilities of Boston Carriers LTD, a corporation organized under the laws of the Republic of the Marshall Islands (“Boston Carriers”) in exchange for newly issued shares of the Company’s Series B Preferred Shares, $0.0001 par value per share (the “Series B Preferred Shares”), which were issued to the former sole Shareholder of Boston Carriers (the “Exchange”) as described herein. Included in the assets acquired was all outstanding Shares in Poseidon Navigation Corp. a corporation organized under the laws of the Republic of the Marshall Islands (“Poseidon”). Accordingly, as a result of the Exchange, Poseidon is now a wholly owned subsidiary of the Company. In connection with the execution of the Purchase Agreement, the Company filed a Certificate of Designations with the Secretary of State of the State of Nevada regarding the creation of the Series B Preferred Shares and an aggregate of 1,850,000 shares of Series B Preferred Shares were issued to the former Boston Carriers’ Shareholder.

Also on December 31, 2015, the Company’s then existing Directors appointed Antonis Bertsos, Harris Frangos and Fred Pier to the Company’s Board of Directors and concurrent with the closing of the Exchange (the “Closing Date”), the Company’s former sole officer and all former directors resigned. Subsequently, the Company’s former sole officer was retained as a consultant and, pursuant to the terms of Consulting Agreement, effective January 1, 2016, will be issued a total of 26,274,987 shares of the Company’s Common Shares. (see Note 11) Also, the Company has agreed to issue an additional 10,000,000 shares of its Common Shares to an outside service provider in lieu of cash payment upon the filing of Form 8-K to disclose the Purchase Agreement with the Securities Exchange Commission. (See note 11) The Company has also reserved for issuance 1,850,000,000 shares of Common Shares which may be issued upon the conversion of shares of the Series B Preferred Shares. Upon issuance of the Series B preferred Shares, the former sole Shareholder of Boston Carriers will initially hold approximately 92.5% of our issued and outstanding Common Shares.

Table of Contents	50

The Series B Preferred Shares will automatically convert, with no action by the holders thereof, into shares of Common Shares of the Corporation at a rate of 1,000 shares of Common Shares for each Series B Preferred share, on the date that is five (5) business days following the distribution by the Corporation of a cash dividend to the shareholders of its Common Shares of all amounts received by the Corporation as a refund to the Corporation from the United States Internal Revenue Service in connection with the Corporation's 2014 federal tax return less a maximum of $20,000 which would solely be used to pay the Corporation’s obligation under a settlement agreement relating to the Strong v. Strong lawsuit (the "Dividend"). The Series B Preferred Shares are not participating shares and prior to conversion the holders thereof shall not receive any dividend or other distribution from the Corporation and no portion of the Dividend will be distributed for the benefit of the holders of Series B Preferred Shares. Prior to conversion; however, the holders of Series B Preferred Shares shall be entitled to vote on all matters on which holders of Common Shares are entitled to vote and shall vote as if such Series B shares had converted, provided however, that the holders of Series B Preferred Shares shall not be entitled to vote on any matter which would amend the terms of and restrictions on the Series B Preferred Shares.

In connection with the Exchange, the Company and Boston Carriers contributed $75,000 and $100,000, respectively into an escrow account in which the Company is contributing all funds in its bank accounts at December 31, 2015 less amounts necessary to cover outstanding checks. The Escrow Account is maintained by our legal counsel, The Law Office of James G. Dodrill II, P.A., which will disburse funds as directed by Osnah Bloom, our former CEO and current consultant to the Company, to pay obligations of the Company outstanding at the Closing Date as well as to hold a reserve for payment of anticipated costs associated with ongoing lawsuits in which the Company is a party and which relate to discontinued operations of the Company.

Also as a result of the Exchange, the Company assumed Boston Carrier’s liabilities, including those associated with: (1) a Share Subscription Agreement between Boston Carriers and YP Holdings, LLC, a Texas company (the “Subscription Agreement”) and (2) a Bareboat Hire purchase agreement (“BBHP”) between Poseidon Navigation, Inc. (See note 4).

In order to comply with the terms of the Subscription Agreement, the Company will need to make certain amendments to our Certificate of Incorporation. Pursuant to the terms of the Subscription Agreement, YP Holdings, LLC (“YP”) invested $1,000,000 to acquire Boston Carriers’ preferred Shares (the “BC Preferred Shares”) which is convertible into shares of Boston Carrier’s Common Shares (the “BC Common Shares”) as described in the Subscription Agreement. The terms of the Subscription Agreement required that the issuer also issue an equal number of shares of BC Preferred Shares to YP as a commitment fee for YP to make its investment. Because the Company has assumed all liabilities of Boston Carriers, the Company is ultimately responsible to issue shares of our Common Shares to satisfy the terms of the Subscription Agreement.

On February 29, 2016, the Company agreed to file Articles of Conversion with the Nevada Secretary of State and Articles of Domestications with the Registrar of the Republic of the Marshall Islands effective March 21, 2016. Additionally, the Company agreed to adopt a Plan of Conversion whereby the Company becomes a Marshall Islands company effective March 21, 2016. Concurrent with this plan the Company agreed to change its name to Boston Carriers, Inc. (See Note 11)

Upon filing of the Articles of Conversion, the Company switched the names of its Series B Preferred Shares to Series A Preferred Shares to more accurately describe the related rights and preferences (See note 11). The Series B Preferred Shares, totaling 1,850,000 shares, was renamed to Series A Preferred Shares. The non-redeemable, convertible preferred Shares totaling 250,000 shares, that are issued and outstanding as of December 31, 2015 and 2014, respectively, was renamed to Series B Preferred Shares.

Use of Estimates

The preparation of financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. The areas involving the most significant use of estimates include legal contingencies, deferred tax benefits, refundable income taxes, estimated realizable value of accounts receivable. These estimates are based on knowledge of current events and anticipated future events. The Company adjusts these estimates each period as more current information becomes available. The impact of any changes in estimates is included in the determination of earnings in the period in which the estimate is adjusted. Actual results may ultimately differ materially from those estimates.

Table of Contents	51

Cash

The Company considers cash in banks and other highly liquid investments with insignificant interest rate risk and maturities of three months or less at the time of acquisition to be cash and cash equivalents. At December 31, 2015 and December 31, 2014, the Company had no cash equivalents. The Company maintains cash accounts in financial institutions that are guaranteed by the Federal Deposit Insurance Corporation (“FDIC”), as well as in financial institutions that are not guaranteed by FDIC. Deposits in excess of the FDIC insurance amount of $250,000 totaled $385,628 at December 31, 2015 and $80,000 at December 31, 2014. Management of the Company, considers the probability of incurring a loss deriving from the valuation of cash accounts in financial institutions that are not covered by FDIC, as remote.

Accounts Receivable

The determination of bad debt allowances constitutes a significant estimate. Accounts receivable represent amounts due from interior design customers. Accounts receivable are recorded and stated at the amount expected to be collected and have been adjusted to reflect the differences between charges and the estimated reimbursable amounts.

Accounts receivable represent amounts due from customers for design services and customers relinquishing their Timeshares. Accounts receivable from customers for design services are recorded and stated at the amount expected to be collected and reflect an allowance for uncollectible amounts of $3,022 and $6,987 at December 31, 2015 and December 31, 2014, respectively, Accounts receivable from customers relinquishing their Timeshares was $0 and $9,000 at December 31, 2015 and December 31, 2014, respectively.

Inventory

Inventories consist of finished goods and are stated at the lower of cost and market.

Property and Equipment

Property and equipment are recorded at cost and depreciated on a straight-line basis over the estimated useful life of the asset. Expenditures for major renewals and betterments that extend the useful lives of property and equipment are capitalized. Expenditures for maintenance and repairs are charged to expense as incurred.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Boston Carriers, Inc. (formerly known as Integrated Inpatient Solutions, Inc.) and its wholly owned subsidiaries; Integrated Timeshare Solutions, Inc. and Poseidon Navigation Corp. (from December 31, 2015). All intercompany transactions and balances have been eliminated in consolidation.

As described previously, the Company completed the Share Exchange Agreement on August 26, 2014. The agreement resulted in the purchase of 100% of the outstanding shares of Integrated Timeshare Solutions, Inc. for 47,278,938 shares of the Company’s Common Shares with a fair value of $378,231.

Purchase Price	$378,231
Cash	10,106
Notes receivable – related party	7,000
Accounts Payable	(3,250)
Due to Related Party	(8,590)
Purchase Price Differential	$372,965

Table of Contents	52

Impairment of Goodwill and Long-Lived Assets

The Company assesses the recoverability of its long-lived assets by comparing the projected undiscounted net cash flows associated with the related long-lived asset or group of long-lived assets over their remaining estimated useful lives, against their respective carrying amounts.  Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets.  Fair value is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable.  If long-lived assets are determined to be recoverable, but the newly determined remaining estimated useful lives are shorter than originally estimated, the net book values of the long-lived assets are depreciated over the newly determined remaining estimated useful lives.  The Company determined that there were $0 and $372,965 of impairment of long-lived assets as of December 31, 2015 and December 31, 2014, respectively. During the year ended December 31, 2014, $372,965 of impairment on the goodwill was associated with its purchase of all of the outstanding capital Shares of Integrated Timeshare Solutions, Inc.

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

Maritime Transport – The Company will earn revenue from marine transportation services on a worldwide scale. The Company will recognize revenue when services are rendered, the Company has a signed charter agreement or other evidence of an arrangement, the price is fixed or determinable, and collection is reasonably assured.

Voyage revenues for the transportation of cargo will be recognized ratably over the estimated relative transit time of each voyage. A voyage will be deemed to commence when a vessel is available for loading and will be deemed to end upon the completion of the discharge of the current cargo. Estimated losses on voyages are provided for in full at the time such losses become evident. Under a voyage charter, the Company agrees to provide a vessel for the transportation of specific goods between specific ports in return for payment of an agreed upon freight rate per ton of cargo.

Revenues will be recorded net of address commissions. Address commissions represent a discount provided directly to the charterers based on a fixed percentage of the agreed upon charter rate. Since address commissions represent a discount (sales incentive) on services rendered by the Company and no identifiable benefit is received in exchange for the consideration provided to the charterer, these commissions are presented as a reduction of revenue.

Table of Contents	53

Revenue from time chartering and bareboat chartering will be earned and recognized on a daily basis as the service is delivered. Revenue arising from contracts that provide our customers with continuous access to convoy capacity is recognized ratably over the period of the contracts.

Demurrage income represents payments made by the charterer to the vessel owner when loading or discharging time exceeds the stipulated time in the voyage charter and will be recognized as it is earned.

Revenues arising from contracts that provide our customers with continuous access to convoy capacity will be recognized ratably over the period of the contracts.

Revenues from time chartering of vessels will be accounted for as operating leases and are thus recognized on a straight line basis as the average revenue over the rental periods of such charter agreements as service is performed, except for loss generating time charters, in which case the loss will be recognized in the period when such loss is determined. A time charter involves placing a vessel at the charterer’s disposal for a period of time during which the charterer uses the vessel in return for the payment of a specified daily hire rate. Short period charters for less than three months will be referred to as spot-charters. Charters extending three months to a year are generally referred to as medium-term charters. All other charters will be considered long-term. Under time charters, operating costs such as for crews, maintenance and insurance are typically paid by the owner of the vessel.

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

The Company’s tax returns for the years ended 2012, 2013, 2014 and 2015 remain open for audit by the Internal Revenue Service.

On March 21, 2016, the Company redomiciled to a Marshall Islands Corporation. Pursuant to various treaties and the United States Internal Revenue Code, the Company believes that substantially all its operations will be exempt from income taxes in the Marshall Islands and the United States of America effective March 21, 2016.

Marshall Islands and Liberia do not impose a tax on international shipping income. Under the laws of Marshall Islands and Liberia, the countries of incorporation of the Company and its subsidiary and the vessels’ registration, the companies are subject to registration and tonnage taxes which will be included in direct vessel expenses in the accompanying consolidated statements of operations.

Table of Contents	54

Earnings (Loss) Per Share

The Company computes earnings (loss) per share in accordance with the provisions of FASB ASC Topic 260, "Earnings Per Share," which specifies the computation, presentation and disclosure requirements for earnings (loss) per share for entities with publicly held Common Shares.  Basic earnings (loss) per share are computed by dividing net earnings (loss) available to common shareholders by the weighted average number of common shares outstanding during the period.  Diluted earnings (loss) per share are computed assuming the exercise of dilutive Shares options under the treasury Shares method and the related income tax effects. As of December 31, 2015 and 2014, the Company has 1,850,000 and 0 shares of Series A Preferred Shares issued and outstanding convertible into 1,850,000,000 and 0 shares of Common Share, respectively. As of December 31, 2015 and 2014, the Company had 250,000 shares of Series B Preferred Shares outstanding convertible into 2,500,000 shares of Common Share.

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

Table of Contents	55

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

In May 2015, FASB issued Accounting Standards Update (“ASU”) No. 2015-07, “Fair Value Measurement (Topic 820): Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent)” removes the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the net asset value per share practical expedient. The amendments also remove the requirement to make certain disclosures for all investments that are eligible to be measured at fair value using the net asset value per share practical expedient. Rather, those disclosures are limited to investments for which the entity has elected to measure the fair value using that practical expedient. This ASU is effective for public business entities for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. For all other entities, the amendments in this ASU are effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. A reporting entity should apply the amendments retrospectively to all periods presented. The retrospective approach requires that an investment for which fair value is measured using the net asset value per share practical expedient be removed from the fair value hierarchy in all periods presented in an entity’s financial statements. Earlier application is permitted. We are currently reviewing the provisions of this ASU to determine if there will be any impact on our results of operations, cash flows or financial condition.

In June 2015, FASB issued Accounting Standards Update (“ASU”) No. 2015-10, “Technical Corrections and Improvements” covers a wide range of Topics in the Codification. The amendments represent changes to clarify the Codification, correct unintended application of guidance, or make minor improvements to the Codification that are not expected to have a significant effect on current accounting practice or create a significant administrative cost to most entities. Additionally, some of the amendments will make the Codification easier to understand and easier to apply by eliminating inconsistencies, providing needed clarifications, and improving the presentation of guidance in the Codification. Transition guidance varies based on the amendments in this ASU. The amendments in this ASU that require transition guidance are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted, including adoption in an interim period. All other amendments will be effective upon the issuance of this ASU. We are currently reviewing the provisions of this ASU to determine if there will be any impact on our results of operations, cash flows or financial condition.

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

Table of Contents	56

In August 2015, FASB issued Accounting Standards Update (“ASU”) No. 2015-13, “Derivatives and Hedging (Topic 815): Application of the Normal Purchases and Normal Sales Scope Exception to Certain Electricity Contracts within Nodal Energy Markets” specifies that the use of locational marginal pricing by an independent system operator does not constitute net settlement of a contract for the purchase or sale of electricity on a forward basis that necessitates transmission through, or delivery to a location within, a nodal energy market, even in scenarios in which legal title to the associated electricity is conveyed to the independent system operator during transmission. Consequently, the use of locational marginal pricing by the independent system operator does not cause that contract to fail to meet the physical delivery criterion of the normal purchases and normal sales scope exception. If the physical delivery criterion is met, along with all of the other criteria of the normal purchases and normal sales scope exception, an entity may elect to designate that contract as a normal purchase or normal sale. This ASU is effective upon issuance and should be applied prospectively. Therefore, an entity will have the ability to designate on or after the date of issuance any qualifying contracts as normal purchases or normal sales. We are currently reviewing the provisions of this ASU to determine if there will be any impact on our results of operations, cash flows or financial condition.

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

In November 2015, FASB issued Accounting Standards Update (“ASU”) No. 2015-17, “Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes”, which requires deferred tax liabilities and assets to be classified as noncurrent in a classified statement of financial position. The amendments in this Update apply to all entities that present a classified statement of financial position. The current requirement that deferred tax liabilities and assets of a tax-paying component of an entity be offset and presented as a single amount is not affected by the amendments in this Update. For public business entities, the amendments in this Update are effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. For all other entities, the amendments in this Update are effective for financial statements issued for annual periods beginning after December 15, 2017, and interim periods within annual periods beginning after December 15, 2018. Earlier application is permitted for all entities as of the beginning of an interim or annual reporting period. We are currently reviewing the provisions of this ASU to determine if there will be any impact on our results of operations, cash flows or financial condition.

All other newly issued accounting pronouncements but not yet effective have been deemed either immaterial or not applicable.

Table of Contents	57

NOTE 2 - PROPERTY AND EQUIPMENT

The Company’s property and equipment consisted of the following at December 31, 2015 and December 31, 2014:

			Estimated
	2015	2014	Useful Life
Computer and Office Equipment	$33,868	$33,868	5 -7 years
Furniture and Fixtures	18,530	18,530	7 years
	52,398	52,398
Less: Accumulated Depreciation	(52,398)	(52,398)
	$—	$—

Depreciation expense for the years ended December 31, 2015 and December 31, 2014 was $0 and $3,567, respectively.

NOTE 3 – INCOME TAXES

The following is a reconciliation of the effective income tax rate to the Federal statutory rate:

	2015	2014
Income tax calculated at statutory rate	(34.00%)	(34.25%)
State income taxes, net of Federal tax benefit	(3.63%)	(5.5%)
Temporary differences	30.00%	(5.84%)
Permanent Differences	0.70%	25.14%
Change in valuation allowance	6.93%	(10.49%)
(Benefit) from income taxes	(0.00%)	(30.94%)

The accompanying financial statements include refundable income taxes of $237,077 and $237,077 at December 31, 2015 and 2014. These amounts represent the excess of federal and state income tax deposits over the expected tax liability.

In addition, the Company recognized a deferred tax asset of approximately $159,500 during 2014. The deferred tax asset was derived from $35,000 from the write-off of prepaid malpractice insurance policy premiums that will be amortized over a three-year period for income tax reporting purposes, $41,000 related to accrued malpractice expenses not deductible until paid for income tax reporting purposes and a benefit of $83,500 from Florida NOL tax carryforwards. The Company recorded an increase in the valuation allowance of approximately $30,500 for the deferred tax asset because of uncertainty of realization.

	2015	2014
Amortization of intangible assets	$94,366	$112,894
Operating loss carryforward	187,019	46,606
Gross deferred tax assets	281,385	159,500
Valuation allowance	(281,385)	(159,500)

Net deferred tax liability/(asset)	$—

Table of Contents	58

The Company has net operating loss carry forwards (NOL) for income tax purposes of approximately $373,000. This loss is allowed to be offset against future income until the year 2036 when the NOL’s will expire. Other timing differences relate to amortization for the acquisition of Integrated Timeshares Solutions, Inc. during the year ended December 31, 2014. The tax benefits relating to all timing differences have been fully reserved for in the valuation allowance account due to the substantial losses incurred through December 31, 2015. The change in the valuation allowance for the year ended December 31, 2015 was an increase of $121,885. The Company's tax returns for the prior three years remain subject to examination by major tax jurisdictions.

The Company has not completed a study to assess whether an ownership change has occurred or whether there have been multiple ownership changes since the Company became a “loss corporation” under the definition of Section 382. If the Company has experienced an ownership changed, utilization of the NOL carryforwards would be subject to an annual limitation under Section 382 of the Code which is determined by first multiplying the value of the Company’s Shares at the time of ownership change by the applicable long term, tax-exempt rate, and then could be subject to additional adjustments, as required. Any limitation may result in expiration of a portion of the NOL carryforwards before utilization. Further, until a study is completed and any limitation knows, no positions related to limitations are being considered as an uncertain tax position or disclosed as an unrecognized tax benefit. Any carryforwards that expire prior to utilization as a result of such limitation will be removed from deferred tax assets with a corresponding reduction of the valuation allowance. Due to the existence of the valuation allowance, it is not expected that any possible limitation will have an impact on the results of operation or financial position of the Company. The NOL carryforwards expired in the years 2034 through 2035.

NOTE 4 – ADVANCES FOR BAREBOAT CONTRACT

Poseidon Navigation Corp. (“Poseidon”), which is now our wholly owned subsidiary, will acquire a 1994 Japanese built Handymax vessel (43,656 dwt). The BBHP is essentially a “lease to own” arrangement. Poseidon paid $500,000 at November 24, 2015 as a down payment and will pay $1,721.25 per day, payable in advance every 30 days, for five years commencing on the date of delivery of the vessel. At the conclusion of the five years Poseidon will have the right to purchase the vessel for $10. On January 27, 2016 the company reached a further agreement to accept taking delivery of a 1996 built Handymax vessel (45,693 dwt) instead and to reduce the bareboat hire rate. (See Note 11)

NOTE 5 - SHAREHOLDERS' EQUITY

Common Shares

On July 16, 2014, the Company increased the authorized shares of Common Shares from 100,000,000 to 300,000,000 shares with the par value remaining at $0.001 per share.

On June 10, 2014, the Company issued 2,700,000 shares of Common Shares to a non-related party for services with a fair value of $24,570.

On June 10, 2014, the Company issued 2,700,000 shares of Common Shares to a non-related party for services with a fair value of $24,570.

On August 26, 2014, the Company issued 25,411,801 shares of Common Shares to Osnah Bloom, CEO effective through December 31, 2015, for services rendered with a fair value of $203,294.

On August 26, 2014, the Company issued 26,833,992 shares of Common Shares to Hina Sharma, former Director for services rendered with a fair value of $214,672.

On August 26, 2014, the Company issued 21,296,819 shares of Common Shares to non-related party in exchange for 450,000 shares of Integrated Timeshare Solutions, Inc with a fair market value of $170,375.

On August 26, 2014, the Company issued 21,296,819 shares of Common Shares to non-related party in exchange for 450,000 shares of Integrated Timeshare Solutions, Inc with a fair market value of $170,375.

Table of Contents	59

On August 26, 2014, the Company issued 4,685,300 shares of Common Shares to non-related party in exchange for 100,000 shares of Integrated Timeshare Solutions, Inc with a fair market value of $37,481.

On August 26, 2014, the Company issued 4,966,855 shares of Common Shares to James Dodrill for legal services rendered with fair value of $39,736

On June 23, 2015, the company amended its Articles of Incorporation to increase the total number of shares of all classes of Shares to 2,010,000,000 shares, of which 2,000,000,000 shares shall be Common Shares with a par value of $0.0001 per share, and 10,000,000 shares shall be Serial Preferred Shares with a par value of $0.0001 per share.

In March 2015, the Company entered into a settlement agreement with a former Officers and shareholders. Under the terms of the agreement, the Company agreed to pay $19,250 and forgive the $5,000 note receivable paid to the former Officer. The former Officers and shareholders agreed to relinquish his interest in the Company including 21,296,819 shares of the Company’s Common Shares. As of December 31, 2015, the Company has paid $19,250 to the former officer and the share ownership has been returned to the Company.

In May 2015, the former Directors agreed to relinquish 25,982,119 shares of the Company’s Common Shares due to Company winding down the timeshare business. As of December 31, 2015 the share ownership has been returned to the Company.

Preferred Shares

The Company has 10,000,000 authorized shares of non-redeemable, convertible preferred Shares with a par value of $.0001. Each share of preferred Shares is convertible to 10 shares of Common Shares.

On November 24, 2015 (the “Effective Date”), prior to the Asset Purchase Agreement with Boston Carriers, LTD (“Boston Carriers), Boston Carriers sold Preferred shares raising net proceeds of $1,000,000. Pursuant to the terms of the Subscription Agreement, YP Holdings, LLC (“YP”) invested $1,000,000 to acquire 100 Boston Carriers’ Preferred Shares (the “BC Preferred Shares”) with a face value of $10,000 each which is convertible into shares of Boston Carriers’ Common Shares (the “BC Common Shares”) as described in the Certificate of Designations with respect to the Preference Shares (the “Certificate of Designations”). Pursuant to the Subscription Agreement, YP will be issued an equal number of shares of BC Preferred Shares as a commitment fee. Pursuant to the Certificate of Designations, the BC Preferred Shares will accrue cumulative dividends at a rate equal to 10.75% per annum, subject to adjustment as provided in the Certificate of Designations. The dividends are payable in cash or BC Common Shares at its option and upon conversion of the BC Preferred Shares; such dividends have a guaranteed payable amount. The Certificate of Designations will also provide that, immediately upon the Effective Date , YP has the right to convert the BC Preferred Shares into BC Common Shares at a conversion price of $1.00 per BC Common Shares, subject to adjustment as set forth in the Certificate of Designations. On or after ten years from the Effective Date, Boston Carriers has the right to redeem the BC Preferred Shares at the liquidation value of $10,000 per share (the “Liquidation Value”), plus accrued and unpaid dividends thereon. Prior to such time, Boston Carrier may redeem the BC Preferred Shares at the Liquidation Value plus the Embedded Dividend Liability (as defined in the Certificate of Designations), less any dividends paid (the “Early Redemption Price”). Upon certain liquidation events occurring prior to the ten-year anniversary of the Effective Date, Boston Carriers will redeem the BC Preferred Shares at the Early Redemption Price. The subscription is recorded as Shares subscription liability as the BC Preferred Shares have not been issued by Boston Carriers. Boston Carriers has reached an agreement with the subscriber for the actual issuance of the shares to take place from Boston Carriers, Inc. (formerly known as Integrated Inpatient Solutions Inc). On December 31, 2015, the Company assumed the stock subscription liability of $1,000,000, and the amount remaining outstanding as of December 31, 2015 as the Preference Shares have not been issued to the subscriber.

Table of Contents	60

On December 31, 2015, the Company entered into an Asset Purchase Agreement (the “Purchase Agreement”) pursuant to which the Company agreed to acquire all of the assets and liabilities of Boston Carriers LTD, a corporation organized under the laws of the Republic of the Marshall Islands (“Boston Carriers”) in exchange for newly issued shares of the Company’s Series B Preferred Shares, $0.0001 par value per share (the “Series B Preferred Shares”), which were issued to the former sole Shareholder of Boston Carriers (the “Exchange”) as described herein. Included in the assets acquired was all outstanding Shares in Poseidon Navigation Corp. a corporation organized under the laws of the Republic of the Marshall Islands (“Poseidon”). Accordingly, as a result of the Exchange, Poseidon is now a wholly owned subsidiary of the Company.

In connection with the execution of the Purchase Agreement, the Company filed a Certificate of Designations with the Secretary of State of the State of Nevada regarding the creation of the Series B Preferred Shares and an aggregate of 1,850,000 shares of Series B Preferred Shares were issued to the former Boston Carriers’ Shareholder.

The Series B Preferred Shares will automatically convert, with no action by the holders thereof, into shares of Common Shares of the Corporation at a rate of 1,000 shares of Common Shares for each Series B Preferred share, on the date that is five (5) business days following the distribution by the Corporation of a cash dividend to the shareholders of its Common Shares of all amounts received by the Corporation as a refund to the Corporation from the United States Internal Revenue Service in connection with the Corporation's 2014 federal tax return less a maximum of $20,000 which would solely be used to pay the Corporation’s obligation under a settlement agreement relating to the Strong v. Strong lawsuit (the "Dividend"). The Series B Preferred Shares are not participating shares and prior to conversion the holders thereof shall not receive any dividend or other distribution from the Corporation and no portion of the Dividend will be distributed for the benefit of the holders of Series B Preferred Shares. Prior to conversion; however, the holders of Series B Preferred Shares shall be entitled to vote on all matters on which holders of Common Shares are entitled to vote and shall vote as if such Series B shares had converted, provided however, that the holders of Series B Preferred Shares shall not be entitled to vote on any matter which would amend the terms of and restrictions on the Series B Preferred Shares.

On February 29, 2016, the Company agreed to file Articles of Conversion with the Nevada Secretary of State and Articles of Domestications with the Registrar of the Republic of the Marshall Islands effective March 21, 2016. Additionally, the Company agreed to adopt a Plan of Conversion whereby the Company becomes a Marshall Islands company effective March 21, 2016 . Concurrent with the Plan of Conversions, the Company agreed to change its name to Boston Carriers, Inc. (See Note 11)

Further, as per the Articles of Incorporation, filed with the Registrar of the Republic of Marshall Islands, and effective March 21 2016, the aggregate number of shares of Shares that the Company is authorized to issue is two billion and ten million (2,010,000,000) shares of capital Shares of which:

(i)	two billion (2,000,000,000) shares shall be registered shares of common Shares, each with a par value of US$0.0001 per share (the “Common Shares”) registered shares;
(ii)	one million eight hundred and fifty thousand (1,850,000) shares shall be registered preferred shares, each with a par value of US$0.0001 per share (the “Series A Preferred Shares”), this Series A Preferred Shares will automatically convert, with no action by the holders thereof, into shares of Shares of the Company at a rate of 1,000 shares of common Shares for each Series A Preferred share, on the date that is five (5) business days following the distribution by the Company of a cash dividend to the shareholders of its common Shares of all amounts received by the Corporation as a refund to the Company from the United States Internal Revenue Service in connection with Company’s 2014 federal tax return less a maximum of $20,000 which would solely be used to pay a Company’s obligation under a settlement agreement relating to the Strong v. Strong lawsuit (the “Dividend”). The Series A Preferred Shares are not participating shares and prior to conversion the holders thereof shall not receive any dividend or other distribution from the Company and no portion of the Dividend will be distributed for the benefit of the holders of Series A Preferred Shares. Prior to conversion, however, the holders of Series A Preferred shares shall be entitled to vote on all matters on which holders of common Shares are entitled to vote and shall vote as if such Series A Preferred Shares had converted, provided however, that the holders of Series A Preferred Shares shall not be entitled to vote on any matter which would amend the terms of and restrictions on the Series A Preferred shares;
Table of Contents	61

(iii)	two hundred and fifty thousand (250,000) shares shall be registered preferred shares, each with a par value of US$0.0001 (the “Series B Preferred Shares”) with the holder of this Series B Preferred Shares having the right to convert the preferred Shares into common Shares at a ratio of ten shares of common Shares for each share of preferred Shares held and having no other right;
(iv)	seven million nine hundred thousand (7,900,000) shares shall be registered preferred shares, each with a par value of US$0.0001 (the Series C Preferred Shares”).

All the authorized shares have been retroactively adjusted and reflected in the financial statements.

Upon filing of the Articles of Conversion, the Company switched the names of its Series B Preferred Shares to Series A Preferred Shares to more accurately describe the related rights and preferences (See Note 11). The Series B Preferred Shares totaling 1,850,000 shares, was subsequently renamed to Series A Preferred Shares. The non-redeemable, convertible preferred Shares totaling 250,000 shares, which are issued and are outstanding as of December 31, 2015 and 2014, respectively, was subsequently renamed to Series B Preferred Shares.

NOTE 6 - COMMITMENT AND CONTINGENCIES

Commitments

In April 2013, the Company entered into a one-year office lease agreement at $450 per month, and the lease expired in May 2014. The office space was being occupied on a month to month basis until the lease agreement was amended. In August 2014, the Company entered into an amended lease agreement. The lease term is one year commencing on June 1, 2014 and expired on May 31, 2015. The office space is currently being occupied on a month to month basis and the Company has no plans on relocating. The monthly rent remains at $450 per month. Total rent expense for the year ended December 31, 2015 and December, 31 2014 was $4,770 and $5,724, respectively.

On August 26, 2014, the Company entered into an employment agreement with its Chief Executive Officer. The agreement is for a period of two years unless renewed or extended by both parties. The agreement provides an annual base salary of $80,000. The Officer is also eligible for a bonus payment based on the gross revenue achieved by the Company at the end of each twelve-month period following commencement of this agreement. The bonuses are ranging from $40,000 to $100,000 for gross revenues ranging from $3,750,000 to $7,500,000 and over $7,500,000. As of December 31, 2015 and December 31, 2014, the Company did not reach the targeted gross revenue respectively. Therefore, the Officer did not receive any bonuses in 2015 and 2014. This employment agreement was subsequently terminated and replaced by a consulting agreement effective January 1, 2016. (See Note 11)

On August 26, 2014, the Company entered into an employment agreement with its Senior Vice President of Sales. The agreement is for a period of two years unless renewed or extended by both parties. The agreement provides an annual base salary of $80,000. The Officer is also eligible for a bonus payment based on the gross revenue achieved by the Company at the end of each twelve-month period following commencement of this agreement. The bonuses are ranging from $40,000 to $100,000 for the gross revenue ranging from $3,750,000 to $7,500,000 and over $7,500,000. In March 2015, the Officer entered into a settlement agreement with the Company. As a result, the employment agreement was concurrently terminated.

Poseidon Navigation Corp. (“Poseidon”), which is now our wholly owned subsidiary, will acquire a 1994 Japanese built Handymax vessel (43,656 dwt). The BBHP is essentially a “lease to own” arrangement. Poseidon paid $500,000 at November 24, 2015 as a down payment and will pay $1,721.25 per day, payable in advance every 30 days, for five years commencing on the date of delivery of the vessel. At the conclusion of the five years, Poseidon will have the right to purchase the vessel for $10. On January 27, 2016, Poseidon reached a further agreement to accept delivery of a 1996 built Handymax Vessel instead and to reduce the bareboat hire rate. (See Note 11)

Table of Contents	62

Contingencies

While providing healthcare services in the ordinary course of our business, the Company became involved in lawsuits and legal proceedings involving claims of medical malpractice related to medical services provided by our affiliated physicians. The Company is currently involved in the settlement stages of one such matter. The accompanying financial statements include an accrual of $95,000 for this matter under the caption liabilities from discontinued operations. This accrual represents the Company’s anticipated deductible on the settlement. The details of this settlement are described more fully below.

In September 2013, the Company became involved in a legal settlement relating to a malpractice claim. As a result of the settlement agreement, the Company agreed to pay a total amount of $500,000, which will be covered by the tail malpractice insurance. The Company has approximately $95,000 for the deductible on the tail malpractice insurance as of December 31, 2015 and December 31, 2014.

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

In November 2011, the Company became involved in a legal settlement relating to a malpractice claim for $100,000. As a result of the settlement agreement, the Company agreed to pay a total amount of $100,000. As of December 31, 2015 and December 31, 2014, the remaining balances were approximately $20,000, which are due within the next year, and $40,000 respectively.

In November 2014, the Company had a dispute with a former Officer and shareholder. The agreement was settled in March 2015 whereupon the Company agreed to pay the former Officer and shareholder $19,250 and forgive the $5,000 note receivable paid to the former Officer (see Note 4). The former Officer and shareholder agreed to relinquish his entire interest in the company, including his Shares ownership. As of December 31, 2015, the Company has paid $19,250 to the former officer and the Shares ownership has been returned to the Company.

In October 2015, the Company became involved in a potential legal settlement relating to a malpractice claim. The Company and the other parties have not entered into a settlement agreement. However, the Company anticipates that the amount will be covered by the tail malpractice insurance. The Company has accrued $25,000 for the deductible on the tail malpractice insurance as of December 31, 2015.

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

The accrued legal settlements are presented as liabilities from discontinued operation in the accompanying balance sheets (see Note 9).

NOTE 7 – TRANSACTIONS WITH RELATED PARTIES

On August 26, 2014, the Company issued 25,411,801 shares of Common Shares to Osnah Bloom, former CEO for services rendered with a fair value of $203,294.

Table of Contents	63

On August 26, 2014, the Company issued 26,833,992 shares of Common Shares to Hina Sharma, former Director for services rendered with a fair value of $214,672.

In March 2015, the Company entered into a settlement agreement with a former Officers and shareholders. Under the terms of the agreement, the Company agreed to pay $19,250 and forgive the $5,000 note receivable paid to the former Officer. The former Officers and shareholders agreed to relinquish his interest in the Company including 21,296,819 shares of the Company’s Common Shares. As of December 31, 2015, the Company has paid $19,250 to the former officer and the Shares ownership has been returned to the Company treasury.

During the year ended December 31, 2015, the former Officer and former principal shareholder of the Company paid expenses on behalf of the Company in the amount of $6,000.

NOTE 8 – CONCENTRATIONS

Geographic and Employment

The interior design business was concentrated in South Florida. The Company relies on a former officer, which has remained as a temporary consultant. (See Note 11)

The Company intends to carry on the business of maritime transportation and discontinue its interior decorating services. The maritime transportation business is based in Athens, Greece and is an integrated dry bulk shipping company which will own, operate and manage a fleet of dry bulk vessels that transport iron ore, coal, grain, steel products, cement, alumina and other dry bulk cargoes internationally.

Revenue and Accounts Receivable

During the year ended December 31, 2015, 58% of revenues from the design business were derived from three customers of 28%, 19%, and 11% of net revenue. At December 31, 2014, 76% of revenues were derived from two customers at 65% and 11%.

As of December 31, 2015, 84% of accounts receivable from the design business were derived from four customers at 28%, 28%, 17%, and 11%.

As of December 31, 2014, 76% of accounts receivable from the design business were derived from two customers at 65% and 11%.

Accounts receivable from customers relinquishing their Timeshares was $0 and $9,000 at December 31, 2015 and 2014.

NOTE 9 - Discontinued Operations

In March 2013 management decided to exit the health care provider business and in November 2014 management decided to exit the timeshare business. In December 2015, the Company decided to exit the interior design business and will conduct business of maritime transportation (see Note 8). Accordingly, the financial statements have been presented in accordance with ASC 205-20, Discontinued Operations.

The following table illustrates the reporting of the discontinued operations included in the Statements of Operations for the year ended December 31, 2015 and December 31, 2014.

Table of Contents	64

	December 31, 2015	December 31, 2014
Timeshare deed liquidation revenue	$54,231	$40,787
Impairment on Goodwill occurred in Integrated Timeshare Solutions, Inc	—	372,965
Operating expenses:
General and administrative	24,906	232,141
Total operating expenses	24,906	605,106

Income (loss) from discontinued operations	$29,325	($564,319)

As of December 31, 2015 and December 31, 2014, assets and liabilities from discontinued operations are listed below:

	December 31, 2015	December 31, 2014

Cash	$9,443	$20,496
Accounts receivable	—	9,000
Escrow funds - timeshare	—	16,050
Assets from discontinued operations	$9,443	$45,546

Accrued legal settlements	$94,294	$108,589
Client Deposits - Timeshare	—	46,784
Other	—	11,933
Liabilities from discontinued operations	$94,294	$167,306

NOTE 10 – GOING CONCERN

As reflecedt in the accompanying consolidated financial statements, the Company had recurring losses from operations, has used cash in operations of $380,218 and has an accumulated deficit of $834,180 as of December 31, 2015. This raised substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its new business plan. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management believes that actions presently being taken to obtain additional funding and implement its strategic plans, including the acquisition of the 1996 built Handymax Vessel (See Note 11) provide the opportunity for the Company to continue as a going concern.

NOTE 11 – SUBSEQUENT EVENTS

On January 1, 2016, the Company agreed to issue 26,274,987 shares of Common Shares to Osnah Bloom as compensation pursuant to a Consulting Agreement. The shares were issued on February 16, 2016 with a fair value of $105,100.

On December 31, 2015, the Company agreed to issue 10,000,000 shares of Common Shares to James Dodrill for legal services rendered. There shares were issued on February 1, 2016 with a fair value of $25,000.

Table of Contents	65

On January 27, 2016, Poseidon reached a further agreement to accept taking delivery of a 1996 built Handymax vessel (45,693 dwt) instead and to reduce the bareboat hire rate. After the lessor failed to deliver the vessel in accordance with agreed terms, we mutually agreed to terminate the existing contract (dated November 24, 2015) without liability to either party. The amount which Poseidon previously paid, has been transferred and credited toward a new agreement for a newer vessel. Under the terms of the new agreement, Poseidon will acquire a 1996 Japanese built Handymax vessel (45,693 dwt). In addition to the down payment of $500,000, which was paid on November 24, 2015, we will pay $1,315 per day, payable in advance every 30 days, for five years commencing on the date of delivery of the vessel. At the conclusion of the five years, Poseidon will have the right to purchase the vessel for $125. The vessel was delivered to the Company on February 13, 2016.

As of February 13, 2016, the Company’s future minimum commitments, net of commissions under chartered-in vessels, were as follows:

Chartered-in vessel to be delivered

2016	$423,430
2017	479,975
2018	479,975
2019	479,975
Thereafter	536,645
Total	$2,400,000

On February 29, 2016, the Company agreed to file Articles of Conversion with the Nevada Secretary of State and Articles of Domestications with the Registrar of the Republic of the Marshall Islands effective March 21, 2016. Additionally, on February 29, 2016, the Company agreed to adopt a Plan of Conversion whereby the Company becomes a Marshall Islands company effective March 21, 2016. Concurrent with this plan the Company agreed to change its name to Boston Carriers, Inc.

Upon filing of the Articles of Conversion, the Company switched the names of its Series B Preferred Shares to Series A Preferred Shares to more accurately describe the related rights and preferences (See Note 11). The Series B Preferred Shares totaling 1,850,000 shares, was renamed to Series A Preferred Shares. The non-redeemable, convertible preferred Shares totaling 250,000 shares that are issued and are outstanding as of December 31, 2015 and 2014, respectively, was renamed to Series B Preferred Shares.

Following consummation of the above items, the Company adopted a plan to file Amended and Restated Articles of Incorporation to increase the authorized shares of the Company’s Shares to issue fifty billion two million and one hundred thousand (50,002,100,000) shares of capital Shares, of which:

(i)	forty billion (40,000,000,000) shares shall be registered shares of Common Shares, par value of US$0.0001 per share (the “Common Shares”);
(ii)	five billion (5,000,000,000) shares shall be registered shares of Class B Common Shares, par value US$0.0001 per share (the “Class B Shares”);
Table of Contents	66

(iii)	one million eight hundred and fifty thousand (1,850,000) shares shall be registered preferred shares, each with a par value of US$0.0001 (the “Series A Preferred Shares”), this Series A Preferred Shares will automatically convert, with no action by the holders thereof, into shares of Common Shares of the Corporation at a rate of 1,000 shares of Common Shares for each Series A Preferred share, on the date that is five (5) business days following the distribution by the Corporation of a cash dividend to the shareholders of its Common Shares of all amounts received by the Corporation as a refund to the Corporation from the United States Internal Revenue Service in connection with the Corporation's 2014 federal tax return less a maximum of $20,000 which would solely be used to pay the Corporation’s obligation under a settlement agreement relating to the Strong v. Strong lawsuit (the "Dividend"). The Series A Preferred Shares are not participating shares and prior to conversion the holders thereof shall not receive any dividend or other distribution from the Corporation and no portion of the Dividend will be distributed for the benefit of the holders of Series A Preferred shares. Prior to conversion, however, the holders of Series A Preferred shares shall be entitled to vote on all matters on which holders of Common Shares are entitled to vote and shall vote as if such Series A Preferred shares had converted, provided however, that the holders of Series A Preferred shares shall not be entitled to vote on any matter which would amend the terms of and restrictions on the Series A Preferred shares;
(iv)	two hundred and fifty thousand (250,000) shares shall be registered preferred shares, each with a par value of US$0.0001 (the “Series B Preferred Shares”) with the holder of this Series B Preferred Shares having the right to convert the preferred Shares into Common Shares at a ratio of ten shares of Common Shares for each share of preferred Shares held and having no other right;
(v)	five billion (5,000,000,000) shares shall be registered preferred shares, each with a par value of US$0.0001 (the “Series C Preferred Shares”) . The number of authorized shares of Common Shares,Class B Shares Series A Preferred Shares, Series B Preferred Shares and Series C Preferred Shares may be increased or decreased (but not below the number of shares thereof then outstanding) by resolution of the Board of Directors or the affirmative vote of the holders of a majority of the voting power of all of the then outstanding shares of the capital Shares of the Corporation entitled to vote generally in the election of directors, voting together as a single class, without a separate vote of the holders of the Preferred Shares, or any series thereof, unless a vote of any such holders is required pursuant to any Preferred Shares Designation.

As of March 30, 2016, The amended and Restated Articles of Incorporation have not be filed and approved by The Registrar of The Republic of The Marshall Islands.

Table of Contents	67