Form 10-Q
period 2016-03-31
Boston Carriers, Inc.
filed 2016-05-19
CIK 1174672

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-Q

———————

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2016

or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from: _____________ to _____________

Commission File Number: 333-191564

BOSTON CARRIERS, INC.

 (Exact name of registrant as specified in its charter)

Marshall Islands	65-1011679
(State of Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

18 Nap. Zerva Str., Glyfada, Greece	166 75
(Address of Principal Executive Offices)	(Zip Code)

+30 2130165708

(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark if the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the  Exchange  Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, a non-accelerated filer, or a smaller reporting company, See the definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[X]

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 13, 2016
Common Stock	147,500,000

PART II – OTHER INFORMATION

ITEM 5.	OTHER INFORMATION	18

ITEM 6.	EXHIBITS	19

As used in this Quarterly Report on Form 10-Q (“Form 10-Q”), unless the context requires otherwise, “we,” “our,” “us” or the “Company” refers to Boston Carriers, Inc. Pursuant to Item 10(f) of Regulation S-K promulgated under the Securities Act of 1933, as amended (the “Securities Act”), we have elected to comply with the scaled disclosure requirements applicable to “smaller reporting companies” throughout this Form 10-Q. Except as specifically included in this Form 10-Q, items not required by the scaled disclosure requirements have been omitted.

CAUTION REGARDING FORWARD-LOOKING STATEMENTS

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

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The unaudited interim consolidated financial statements included herein have been prepared by the Company and its wholly owned subsidiaries in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the rules of the Securities and Exchange Commission (the “SEC”). These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Form 10-K for the year ended December 31, 2015, as filed with the SEC. We believe that all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein and that the disclosures made are adequate to make the information not misleading. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the consolidated financial statements which would substantially duplicate the disclosure contained in the audited consolidated financial statements for the most recent fiscal year as reported in Form 10-K have been omitted.

Table of Contents	1

BOSTON CARRIERS, INC., AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS AS OF MARCH 31, 2016 AND DECEMBER 31, 2015
	March 31,	December 31,
	2016	2015
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash	$166,141	$385,628
Trade Receivables, net	33,070	—
Prepaid expenses and other current assets	64,088	—
Assets from discontinued operations	212,075	265,525
Total Current Assets	475,374	651,153

LEASED VESSEL, NET OF ACCUMULATED DEPRECIATION	2,193,765	—

NONCURRENT ASSETS
Security deposit for Bareboat Contract	500,000	500,000
Assets from discontinued operations	127,527	175,919
Total Noncurrent Assets	627,527	675,919
TOTAL ASSETS	$3,296,666	$1,327,072

LIABILITIES AND SHAREHOLDERS' (DEFICIT)/ EQUITY
CURRENT LIABILITIES
Accounts Payable and accrued expenses	$242,858	$22,957
Due to non-related party	11,977	6,000
Capital Lease, Current	297,993	—
Stock subscription liability	1,000,000	1,000,000
Note Payable	355,880	—
Liabilities from discontinued operations	99,917	105,821
Total current liabilities	2,008,625	1,134,778

NONCURRENT LIABILITIES
Capital Lease, Long term	1,418,834	—
Total noncurrent liabilities	1,418,834	—
TOTAL LIABILITIES	3,427,459	1,134,778

Commitments and Contingencies (see Note 3)

SHAREHOLDERS' (DEFICIT)/ EQUITY
Series A Preferred shares, $0.0001 par value, 1,850,000 shares authorized, 1,850,000 shares issued and outstanding as of March 31, 2016 and December 31, 2015	185	185
Series B Preferred shares, $0.0001 par value, 250,000 shares authorized, 250,000 shares issued and outstanding as of March 31, 2016 and December 31, 2015	25	25
Series C Preferred shares, $0.0001 par value, 5,000,000,000 shares authorized, 0 shares issued and outstanding as of March 31, 2016 and December 31, 2015	—	—
Common shares, $0.0001 par value, 40,000,000,000 shares authorized, 147,500,000 and 111,225,013 shares issued and outstanding as of March 31, 2016 and December 31, 2015 respectively	14,751	11,123
Class B Common shares, $0.0001 par value, 5,000,000,000 shares authorized, 0 shares issued and outstanding as of March 31, 2016 and December 31, 2015	—	—
Additional paid-in capital	1,073,181	1,015,141
Accumulated deficit	(1,218,935)	(834,180)
TOTAL SHAREHOLDERS' (DEFICIT)/ EQUITY	(130,793)	192,294

TOTAL LIABILITIES AND SHAREHOLDERS' (DEFICIT)/ EQUITY	$3,296,666	$1,327,072

 The accompanying notes are an integral part of the condensed consolidated unaudited financial statements

Table of Contents	2

BOSTON CARRIERS, INC., AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2016 AND 2015 (UNAUDITED)

	For the three months ended March 31,
REVENUES:	2016	2015
Revenue – Shipping related	$560,833	$—
Total Revenues	560,833	—

EXPENSES:
Voyage expenses	485,415	—
Direct vessel operating expenses	161,673	—
General and administrative	221,723	48,961
Depreciation and amortization	18,235	—
Total Operating Expenses	887,046	48,961
LOSS FROM CONTINUING OPERATIONS	(326,213)	(48,961)
OTHER EXPENSES:
Interest Income/ (expense), net	(20,501)	115

Loss from continuing operations before provision for income taxes	(346,714)	(48,846)
Provision for income taxes	—	—
Loss from continuing operations	(346,714)	(48,846)

Discontinued Operations:
Loss from discontinued operations, net of tax	(38,041)	(42,700)
Loss from discontinued operations	(38,041)	(42,700)

Net Loss	$(384,755)	$(91,546)

Net Loss per share - basic and diluted
Loss from continuing operations	$(0.00)	$(0.00)
Loss from discontinued operations	(0.00)	(0.00)
Net Loss per share - basic and diluted	$(0.00)	$(0.00)

Weighted average number of common shares outstanding - basic and diluted	144,244,231	158,503,951

The accompanying notes are an integral part of the condensed consolidated unaudited financial statements

Table of Contents	3

BOSTON CARRIERS, INC., AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED MARCH 31, 2016 AND 2015 (UNAUDITED)

	For the three months ended March 31,
	2016	2015
Cash flow from Operating Activities
Net loss from continuing operations, net of income taxes	$(346,714)	$(48,846)
Net loss from discontinued operations, net of income taxes	(38,041)	(42,700)
Adjustments to reconcile net loss to net cash (used in) provided by Operating Activities
Stock-based compensation expense	61,667	—
Depreciation and amortization	18,235	—
Changes in assets and liabilities
(Increase) in Trade receivables	(33,070)	—
(Increase) in Prepaid expenses and other current assets	(64,088)	—
Increase in Accounts payable and accrued expenses	216,027	11,517
Net cash used in Operating Activities - continuing operations	(185,984)	(80,029)
Net cash provided by Operating Activities - discontinued operations	286,774	9,643
Net cash provided by/ (used in) Operating Activities	100,790	(70,386)

Cash flows from Investing Activities
Initial direct cost on leased vessel	(2,000)	—
Net cash used in Investing Activities - continuing operations	(2,000)	—
Net cash used in Investing Activities - discontinued operations	—
Net Cash used in Investing Activities	(2,000)	—

Cash flows from Financing Activities
Due to non-related party	5,977	2,000
Principal payments on capital lease	(133,418)	—
Net Cash (used in)/ provided by Financing Activities - continuing operations	(127,441)	2,000
Net Cash (used in)/ provided by Financing Activities - discontinued operations	—	—
Net Cash (used in)/ provided by Financing Activites	(127,441)	2,000

Net (decrease) in Cash	(28,651)	(68,386)
Cash and cash equivalents - Beginning of period	406,867	392,701
Cash and cash equivalents - End of period	378,216	324,315
Less Cash and cash equivalents - End of period - discontinued operations	212,075	324,315
Cash and cash equivalents - End of period - Continuing operations	$166,141	—
Supplemental disclosures of cash flow information
Cash paid for interest	$20,501	$—
Cash paid for income taxes	$—	$—
Non-Cash Investing and Financing activities
Purchase of vessel with capital lease	$(1,850,245)	$—
Capitalized initial direct cost related to vessel with note payable and accrued interest	$(359,755)	$—

The accompanying notes are an integral part of the condensed consolidated unaudited financial statements

Table of Contents	4

Boston Carriers, Inc.

Notes to Condensed Consolidated Financial Statements

March 31, 2016 and March 31, 2015

(Unaudited)

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The Company was incorporated in Florida on July 31, 2001. In September 21, 2001 the Company was acquired by PlaNet.Com, Inc., a Nevada public, non-reporting corporation. Pla.Net.Com, Inc. was considered a shell at the time of acquisition. The acquisition was treated as a reverse acquisition (the acquired company is treated as the acquiring company for accounting purposes). Pla.Net.Com, Inc. changed its name to Inpatient Clinical Solutions, Inc. immediately after the merger.

In February 2012 the Company changed its name from Inpatient Clinical Solutions, Inc. to Integrated Inpatient Solutions, Inc.

In August 26, 2014, the Company entered into a Share Exchange Agreement pursuant to which the Company agreed to acquire all of the outstanding capital stock of Integrated Timeshare Solutions, Inc., a Nevada corporation (“ITS”) in exchange for newly issued shares of the Company’s common stock (the “Common Stock”). As a result of the exchange, ITS became a wholly owned subsidiary of the Company. ITS was established on July 2, 2014 as a real estate consulting firm specializing in timeshare liquidation and mortgage relief. The Company has discontinued operations of this subsidiary.

Through January 2016, the Company provided interior design services targeting budget-minded individuals. The business operated under the trade name Integrated Interior Design. The Company earned revenues from providing decorator services which were billed at hourly and per diem rates. The interior design business operated in South Florida. The business provided interior design, interior staging, accompanied shopping, paint color selection, architectural drawing and other design services.

In December 31, 2015, the Company entered into an Asset Purchase Agreement pursuant to which the Company agreed to acquire all of the assets and liabilities of Boston Carriers LTD, a corporation organized under the laws of the Republic of the Marshall Islands (“Boston Carriers”) in exchange for newly issued shares of the Company’s Series B Preferred Shares, $0.0001 par value per share, which were issued to the former sole shareholder of Boston Carriers. Included in the assets acquired was all outstanding stock in Poseidon Navigation Corp. a corporation organized under the laws of the Republic of the Marshall Islands (“Poseidon”). Accordingly, as a result of the Exchange, Poseidon is now a wholly owned subsidiary of the Company.

In January 2016, management decided to exit the interior design business. Accordingly, the Company's current strategy is focused on its maritime transportation business. Accordingly, the financial statements have been presented in accordance with ASC 205-20, Discontinued Operations. See also Note 5 below.

On February 29, 2016, Integrated Inpatient Solutions, Inc. agreed to file Articles of Conversion with the Nevada Secretary of State and Articles of Domestications with the Registrar of the Republic of the Marshall Islands effective March 21, 2016. Additionally, Integrated Inpatient Solutions, Inc. agreed to adopt a Plan of Conversion, whereby Integrated Inpatient Solutions, Inc. would become a Marshall Islands company effective March 2016. Concurrent with the Plan of Conversion, Integrated Inpatient Solutions, Inc. agreed to change its name to Boston Carriers, Inc. The Company was renamed from Integrated Interior Design to Boston Carriers, Inc., on March 21, 2016, and at the same time it redomiciled to Marshall Islands.

On February 13, 2016, Poseidon took delivery of the M/V Nikiforos, 1996 built Handymax vessel (45,693 dwt). The Company acquired this vessel pursuant to a Bareboat Charter Party contract with Nikiforos Shipping SA. See also Note 3 below. The Company’s vessel is primarily available for charter on a spot voyage. Under a spot voyage charter, which generally lasts from several days to several months, the owner of a vessel agrees to provide the vessel for the transport of specific goods between specific ports in return for the payment of an agreed-upon freight per ton of cargo or, alternatively, for a specified total amount. All operating and specified voyage costs are paid by the owner of the vessel.

Table of Contents	5

Basis of Presentation

In the opinion of management, the accompanying unaudited condensed consolidated financial statements of the Company and its subsidiaries reflect all adjustments, including normal recurring accruals, necessary for a fair presentation. All significant intercompany balances and transactions have been eliminated in consolidation. Certain information and footnote disclosure normally included in annual financial statements prepared in accordance GAAP have been condensed or omitted pursuant to instructions, rules and regulations prescribed by the SEC. The Company believes that the disclosures provided herein are adequate to make the information presented not misleading when these unaudited condensed consolidated financial statements are read in conjunction with the audited consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015. The results of operations for the period ended March 31, 2016 are not necessarily indicative of the results to be expected for the full year. The consolidated condensed financial statements of December 31, 2015 are derived from audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

Revenue and expense recognition

Revenue and expense recognition policies for spot market voyage charters is as follows:

Spot market voyage revenues are recognized on a pro rata basis based on the relative transit time in each period. The period over which voyage revenues are recognized commences at the time the vessel departs from its last discharge port and ends at the time the discharge of cargo at the next discharge port is completed. The Company does not begin recognizing revenue until a charter has been agreed to by the customer and the Company, even if the vessel has discharged its cargo and is sailing to the anticipated load port on its next voyage. The Company does not recognize revenue when a vessel is off hire. Estimated losses on voyages are provided for in full at the time such losses become evident. Voyage expenses primarily include only those specific costs which are borne by the Company in connection with voyage charters. These expenses principally consist of fuel, canal and port charges which are generally recognized as incurred. Demurrage income represents payments by the charterer to the vessel owner when loading and discharging time exceed the stipulated time in the spot market voyage charter. Demurrage income is measured in accordance with the provisions of the respective charter agreements and the circumstances under which demurrage claims arise and is recognized on a pro rata basis over the length of the voyage to which it pertains. Direct vessel operating expenses are recognized when incurred.

Vessel, net

Vessel, net is stated at cost, which was adjusted to fair value, less accumulated depreciation. Vessel is depreciated on a straight-line basis over their estimated useful lives, determined to be 25 years from date of initial delivery from the shipyard. The vessel is depreciated at the lesser of the asset economic life or the term of the lease. Our leased vessel is depreciated over 5 years, which is its remaining useful life at the date of acquisition. If regulations place limitations over the ability of a vessel to trade on a worldwide basis, its remaining useful life would be adjusted, if necessary, at the date such regulations are adopted. Depreciation is based on cost, which was adjusted to fair value, less the estimated residual scrap value. Depreciation expense of vessel assets for the three months ended March 31, 2016 and 2015 totaled $18,235 and $0 respectively. Table below includes the Cost of the vessel acquired in February 2016 (see Note 3 below).

	March 31, 2016	Estimated useful life
Leased Vessel	$2,212,000	25 years
Accumulated Depreciation	(18,235)
Total Leased Vessel, net of accumulated depreciation	$2,193,765

Table of Contents	6

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

Cash

The Company considers cash in banks and other highly liquid investments with insignificant interest rate risk and maturities of three months or less at the time of acquisition to be cash and cash equivalents. At March 31, 2016 and December 31, 2015, the Company had no cash equivalents. The Company maintains cash accounts in financial institutions that are guaranteed by the Federal Deposit Insurance Corporation (“FDIC”), as well as in financial institutions that are not guaranteed by FDIC. Deposits not covered by FDIC insurance totaled $166,141 at March 31, 2016 and $385,628 at December 31, 2015, and are kept in banks operating in the Eurozone, where the respective framework for the recovery of failing credit institutions applies, including these preventive and early intervention actions, when a financial institution is in distress. Taking this into consideration, management of the Company, considers the probability of incurring a loss deriving from the valuation of cash accounts in financial institutions that are not covered by FDIC, as remote.

Trade Receivables

The determination of bad debt allowances constitutes a significant estimate. Trade receivables represent amounts due from charterers of the vessel that the Company owns. Trade receivables are recorded and stated at the amount expected to be collected and have been adjusted to reflect the differences between charges and the estimated reimbursable amounts. As of March 31 2016, and December 31 2015, no allowance for bad debts was recognized.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Boston Carriers, Inc. and its wholly owned subsidiaries; Integrated Timeshare Solutions, Inc. and Poseidon Navigation Corp. All significant intercompany transactions and balances have been eliminated in consolidation.

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

The carrying amounts of the Company’s financial assets and liabilities, such as cash, trade receivables, deposits, accounts payable and accrued liabilities, approximate their fair values because of the short maturity of these instruments.

Table of Contents	7

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

On March 21, 2016, the Company redomiciled to the Marshall Islands. Pursuant to various treaties and the United States Internal Revenue Code, the Company believes that substantially all its operations will be exempt from income taxes in the Marshall Islands and the United States of America effective as of March 21, 2016.

Marshall Islands and Liberia do not impose a tax on international shipping income. Under the laws of Marshall Islands and Liberia, the countries of incorporation of the Company and its subsidiary and the vessel’s registration, the companies are subject to registration and tonnage taxes which will be included in direct vessel expenses in the accompanying consolidated statements of operations.

Leases

Leases are classified as capital leases whenever the terms of the lease transfer substantially all the risks and rewards of ownership to the lessee. All other leases are classified as operating leases. The Company records vessel under capital leases as fixed assets at the lower of the present value of the minimum lease payments at inception of the lease or the fair value of the vessel. Vessel under capital leases is amortized over the estimated remaining useful life of the vessel for capital leases which provide a bargain purchase option.

Payments made for operating leases are expensed on a straight-line basis over the term of the lease. Office rental expense is recorded in “General and administrative expenses” in the condensed consolidated statements of operations.

Loss Per Share

The Company computes loss per share in accordance with the provisions of FASB ASC Topic 260, “Earnings Per Share,” which specifies the computation, presentation and disclosure requirements for loss per share for entities with publicly held Common Shares. Basic loss per share are computed by dividing net loss available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted loss per share are computed assuming the exercise of dilutive Shares options under the treasury Shares method and the related income tax effects.

As of March 31, 2016 and December 31, 2015, the Company had 1,850,000 shares of Series A Preferred Stock issued and outstanding, which are convertible into 1,850,000,000 shares of Common Stock. As of March 31, 2016 and December 31, 2015, the Company had 250,000 shares of Series B Preferred Stock issued and outstanding convertible into 2,500,000 shares of Common Stock.

Table of Contents	8

Reclassification

Certain reclassifications, including discontinued operations, have been made to the prior year’s data to conform to current year presentation. These reclassifications had no effect on net income (loss).

Recent Accounting Pronouncements

In July 2015, FASB issued Accounting Standards Update (“ASU”) No. 2015-11, “Inventory (Topic 330): Simplifying the Measurement of Inventory” to more closely align the measurement of inventory in GAAP with the measurement of inventory in International Financial Reporting Standards (“IFRS”). The amendments in this ASU do not apply to inventory that is measured using last-in, first-out (“LIFO”) or the retail inventory method. The amendments apply to all other inventory, which includes inventory that is measured using first-in, first-out (“FIFO”) or average cost. An entity should measure inventory within the scope of this Update at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. Subsequent measurement is unchanged for inventory measured using LIFO or the retail inventory method. For public business entities, this ASU is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. For all other entities, this ASU is effective for fiscal years beginning after December 15, 2016, and interim periods within fiscal years beginning after December 15, 2017. The amendments in this ASU should be applied prospectively with earlier application permitted as of the beginning of an interim or annual reporting period. We are currently reviewing the provisions of this ASU to determine if there will be any impact on our results of operations, cash flows or financial condition.

In August 2015, FASB issued Accounting Standards Update (“ASU”) No. 2015-14, “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date” which defers the effective date ASU No. 2014-09 for all entities by one year. Public business entities, certain not-for-profit entities, and certain employee benefit plans should apply the guidance in Update 2014-09 to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. All other entities should apply the guidance in Update 2014-09 to annual reporting periods beginning after December 15, 2018, and interim reporting periods within annual reporting periods beginning after December 15, 2019. All other entities may apply the guidance in ASU No. 2014-09 earlier as of an annual reporting period beginning after December 15, 2016, including interim reporting periods within that reporting period. All other entities also may apply the guidance in Update 2014-09 earlier as of an annual reporting period beginning after December 15, 2016, and interim reporting periods within annual reporting periods beginning one year after the annual reporting period in which the entity first applies the guidance in ASU No. 2014-09. All other newly issued accounting pronouncements but not yet effective have been deemed either immaterial or not applicable. We are currently reviewing the provisions of this ASU to determine if there will be any impact on our results of operations, cash flows or financial condition.

Table of Contents	9

In January 2016, FASB issued Accounting Standards Update (“ASU”) No.2016-01, “Financial Instruments - Overall (Subtopic 825-10),” in order to address certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. The amendments in this Update make targeted improvements to GAAP as follows: 1. Require equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income. However, an entity may choose to measure equity investments that do not have readily determinable fair values at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. 2. Simplify the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment. When a qualitative assessment indicates that impairment exists, an entity is required to measure the investment at fair value. 3. Eliminate the requirement to disclose the fair value of financial instruments measured at amortized cost for entities that are not public business entities. 4. Eliminate the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet. 5. Require public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes. 6. Require an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments. 7. Require separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (that is, securities or loans and receivables) on the balance sheet or the accompanying notes to the financial statements. 8. Clarify that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity’s other deferred tax assets. We are currently reviewing the provisions of this ASU to determine if there will be any impact on our results of operations, cash flows or financial condition.

In February 2016, FASB issued Accounting Standards Update (“ASU”) No.2016-02, “Leases (Topic 842)” in order to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. To meet that objective, the FASB is amending the FASB Accounting Standards Codification® and creating Topic 842, Leases. This Update, along with IFRS 16, Leases, is the result of the FASB’s and the International Accounting Standards Board’s (IASB’s) efforts to meet that objective and improve financial reporting. Leasing is utilized by many entities. It is a means of gaining access to assets, of obtaining financing, and/or of reducing an entity’s exposure to the full risks of asset ownership. The prevalence of leasing, therefore, means that it is important that users of financial statements have a complete and understandable picture of an entity’s leasing activities. Previous leases accounting was criticized for failing to meet the needs of users of financial statements because it did not always provide a faithful representation of leasing transactions. In particular, it did not require lessees to recognize assets and liabilities arising from operating leases on the balance sheet. As a result, there had been long-standing requests from many users of financial statements and others to change the accounting requirements so that lessees would be required to recognize the rights and obligations resulting from leases as assets and liabilities. We are currently reviewing the provisions of this ASU to determine if there will be any impact on our results of operations, cash flows or financial condition.

NOTE 2 – SHAREHOLDERS' EQUITY

Common Shares

On January 1, 2016, the Company issued 26,274,987 shares of Common Shares to a consultant for consulting services with a fair value of $44,667.

On January 7, 2016, the Company issued 10,000,000 shares of Common Shares to a law firm for legal services with a fair value of $17,000.

Table of Contents	10

Preferred Shares

On November 24, 2015 (the “Effective Date”), prior to the Asset Purchase Agreement with Boston Carriers, LTD (“Boston Carriers, LTD”), Boston Carriers, LTD sold preferred shares raising net proceeds of $1,000,000. Pursuant to the terms of the Subscription Agreement, YP Holdings, LLC (“YP”) invested $1,000,000 to acquire 100 Boston Carriers’ preferred shares (the “BC Preferred Shares”) with a face value of $10,000, each of which is convertible into shares of Boston Carriers’ LTD Common Shares (the “BC Common Shares”) as described in the Certificate of Designations with respect to the BC Preferred Shares (the “Certificate of Designations”). Pursuant to the Subscription Agreement, YP will be issued an equal number of shares of BC Preferred Shares as a commitment fee. Pursuant to the Certificate of Designations, the BC Preferred Shares will accrue cumulative dividends at a rate equal to 10.75% per annum, subject to adjustment as provided in the Certificate of Designations. The dividends are payable in cash or BC Common Shares at the option of Boston Carriers LTD and upon conversion of the BC Preferred Shares; such dividends have a guaranteed payable amount. The Certificate of Designations also provides that, immediately upon the Effective Date, YP has the right to convert the BC Preferred Shares into BC Common Shares at a conversion price of $1.00 per BC Common Shares, subject to adjustment as set forth in the Certificate of Designations. On or after ten years from the Effective Date, Boston Carriers LTD has the right to redeem the BC Preferred Shares at the liquidation value of $10,000 per share (the “Liquidation Value”), plus accrued and unpaid dividends thereon. Prior to such time, Boston Carriers LTD may redeem the BC Preferred Shares at the Liquidation Value plus the Embedded Dividend Liability (as defined in the Certificate of Designations), less any dividends paid (the “Early Redemption Price”). Upon certain liquidation events occurring prior to the ten-year anniversary of the Effective Date, Boston Carriers LTD will redeem the BC Preferred Shares at the Early Redemption Price. On December 31, 2015, the Company assumed the stock subscription liability of $1,000,000, and the amount remains outstanding as of March 31, 2016. The Company has not authorized or designated any Preferred shares with these rights and preferences. Due to that, the shares have not been issued to the subscriber.

Pursuant to the Asset Purchase Agreement, Integrated Inpatient Solutions, Inc. agreed to acquire all of the assets and liabilities of Boston Carriers LTD in exchange for newly issued shares of the Company’s Series B Preferred Shares, $0.0001 par value per share (the “Series B Preferred Shares”), which were issued to the former sole Shareholder of Boston Carriers LTD (the “Exchange”). Included in the assets acquired was all outstanding Shares in Poseidon Navigation Corp. a corporation organized under the laws of the Republic of the Marshall Islands (“Poseidon”). Accordingly, as a result of the Exchange, Poseidon became a wholly owned subsidiary of the Company.

In connection with the execution of the Purchase Agreement, Integrated Inpatient Solutions filed a Certificate of Designations with the Secretary of State of the State of Nevada regarding the creation of the Series B Preferred Shares and an aggregate of 1,850,000 shares of Series B Preferred Shares were issued to the former Boston Carriers’ LTD shareholder.

The Series B Preferred Shares will automatically convert, with no action by the holders thereof, into shares of Common Stock (at times referred to herein as the “Common Shares”) at a rate of 1,000 Common Shares for each Series B Preferred share, on the date that is five (5) business days following the distribution by the Company of a cash dividend to the shareholders of its Common Shares of all amounts received by the Company as a refund to the Company from the United States Internal Revenue Service in connection with the Company's 2014 federal tax return less a maximum of $20,000 which would be used solely to pay the Company’s obligation under a settlement agreement relating to the Strong v. Strong lawsuit (the “Dividend”). The Series B Preferred Shares are not participating shares and prior to conversion the holders thereof shall not receive any dividend or other distribution from the Company and no portion of the Dividend will be distributed for the benefit of the holders of Series B Preferred Shares. Prior to conversion, however, the holders of Series B Preferred Shares shall be entitled to vote on all matters on which holders of Common Shares are entitled to vote and shall vote as if such Series B Preferred Shares had converted, provided however, that the holders of Series B Preferred Shares shall not be entitled to vote on any matter which would amend the terms of and restrictions on the Series B Preferred Shares.

Further, as per the Articles of Incorporation filed with the Registrar of the Republic of Marshall Islands and effective March 21 2016, the aggregate number of shares of shares of capital stock that the Company is authorized to issue is two billion and ten million (2,010,000,000) shares, of which:

Table of Contents	11

(i)	two billion (2,000,000,000) shares shall be registered Common Shares, each with a par value of US$0.0001 per share (the “Common Shares”);
(ii)	one million eight hundred and fifty thousand (1,850,000) shares shall be registered preferred shares, each with a par value of US$0.0001 per share (the “Series A Preferred Shares”). This Series A Preferred Shares will automatically convert, with no action by the holders thereof, into Common Shares at a rate of 1,000 Common Shares for each Series A Preferred Share, on the date that is five (5) business days following the distribution by the Company of a cash dividend to the common shareholders of all amounts received by the Company as a refund from the United States Internal Revenue Service in connection with Company’s 2014 federal tax return less a maximum of $20,000 which would solely be used to pay the Company’s obligation under a settlement agreement relating to the Strong v. Strong lawsuit (the “Dividend”). The Series A Preferred Shares are not participating shares and prior to conversion the holders thereof shall not receive any dividend or other distribution from the Company and no portion of the Dividend will be distributed for the benefit of the holders of Series A Preferred Shares. Prior to conversion, however, the holders of Series A Preferred Shares shall be entitled to vote on all matters on which holders of Common Shares are entitled to vote and shall vote as if such Series A Preferred Shares had converted, provided, however, that the holders of Series A Preferred Shares shall not be entitled to vote on any matter which would amend the terms of and restrictions on the Series A Preferred Shares;
(iii)	two hundred and fifty thousand (250,000) shares shall be registered preferred shares, each with a par value of US$0.0001 (the “Series B Preferred Shares”) with the holder of these Series B Preferred Shares having the right to convert the such shares into Common Shares at a ratio of ten Common Shares for each Series B Preferred Share held and having no other right;
(iv)	seven million nine hundred thousand (7,900,000) shares shall be registered preferred shares, each with a par value of US$0.0001 (the “Series C Preferred Shares”).

Upon filing of the Articles of Conversion, the Company switched the names of its Series B Preferred Shares to Series A Preferred Shares to more accurately describe the related rights and preferences. The Series B Preferred Shares, totaling 1,850,000 shares, were subsequently renamed Series A Preferred Shares. The non-redeemable, convertible preferred shares totaling 250,000 shares, which are issued and are outstanding as of March 31, 2016 and December 31 2015, respectively, were subsequently renamed Series B Preferred Shares.

Effective April 1, 2016, following receipt of approval by the Company’s Board of Directors and by the holder of approximately 92.5% of the Company’s voting power, the Company amended and restated its Articles of Incorporation in their entirety. According to the Amended and Restated Articles of Incorporation, the authorized shares of the Company’s capital stock increased to fifty billion, two million and one hundred thousand (50,002,100,000) shares of which:

(i)	forty billion (40,000,000,000) shares shall be registered Common Shares, par value of US$0.0001, per share;
(ii)	five billion (5,000,000,000) shares shall be registered Class B Common Shares, par value US$0.0001 per share (the “Class B Shares”);
(iii)	one million eight hundred and fifty thousand (1,850,000) shares shall be registered preferred shares, each with a par value of US$0.0001 (the “Series A Preferred Shares”), these Series A Preferred Shares will automatically convert, with no action by the holders thereof, into Common Shares at a rate of 1,000 Common Shares for each Series A Preferred Share, on the date that is five (5) business days following the distribution by the Company of a cash dividend to the shareholders of its Common Shares of all amounts received by the Company as a refund from the United States Internal Revenue Service in connection with the Company's 2014 federal tax return less a maximum of $20,000 which would solely be used to pay the Company’s obligation under a settlement agreement relating to the Strong v. Strong lawsuit (the “Dividend”). The Series A Preferred Shares are not participating shares and prior to conversion the holders thereof shall not receive any dividend or other distribution from the Company and no portion of the Dividend will be distributed for the benefit of the holders of Series A Preferred Shares. Prior to conversion, however, the holders of Series A Preferred shares shall be entitled to vote on all matters on which holders of Common Shares are entitled to vote and shall vote as if such Series A Preferred Shares had been converted, provided however, that the holders of Series A Preferred shares shall not be entitled to vote on any matter which would amend the terms of and restrictions on the Series A Preferred shares;
Table of Contents	12

(iv)	two hundred and fifty thousand (250,000) shares shall be registered preferred shares, each with a par value of US$0.0001 (the “Series B Preferred Shares”) with the holder of these Series B Preferred Shares having the right to convert such shares into Common Shares at a ratio of ten shares of Common Shares for each Series B Preferred Share held and having no other right;
(v)	five billion (5,000,000,000) shares shall be registered preferred shares, each with a par value of US$0.0001 (the “Series C Preferred Shares”). The number of authorized Common Shares, Class B Common Shares, Series A Preferred Shares, Series B Preferred Shares and Series C Preferred Shares may be increased or decreased (but not below the number of shares thereof then outstanding) by resolution of the Board of Directors or the affirmative vote of the holders of a majority of the voting power of all of the then outstanding shares of capital stock of the Company entitled to vote generally in the election of directors, voting together as a single class, without a separate vote of the holders of the Preferred Shares, or any series thereof, unless a vote of any such holders is required pursuant to any Preferred Shares Designation.

All the authorized shares have been retroactively adjusted and reflected in the financial statements.

NOTE 3 - COMMITMENTS AND CONTINGENCIES

Commitments

In April 2013, the Company entered into a one-year office lease agreement at $450 per month. The lease expired in May 2014. The office space was being occupied on a month to month basis until the lease agreement was amended. In August 2014, the Company entered into an amended lease agreement. The lease term is one year commencing on June 1, 2014 and expired on May 31, 2015. The office space is currently being occupied on a month to month basis and the Company has no plans on relocating. The monthly rent is $477 per month. Total rent expense for the three months ended March 31, 2016 and March 31, 2015 was $1,431.

On August 26, 2014, the Company entered into an employment agreement with its Chief Executive Officer (the “CEO”). The agreement was for a period of two years unless renewed or extended by both parties. The agreement provided for an annual base salary of $80,000. The CEO was also eligible for a bonus payment based on the gross revenue achieved by the Company at the end of each twelve-month period following commencement of this agreement. The bonuses ranged from $40,000 to $100,000 for gross revenues ranging from $3,750,000 to $7,500,000 and over $7,500,000. As of December 31, 2015 and December 31, 2014, the Company did not reach the targeted gross revenues. Therefore, the CEO did not receive any bonuses in 2015 and 2014. This employment agreement was subsequently terminated and replaced by a consulting agreement effective January 1, 2016, which was voluntarily terminated on April 30 2016. The monthly consulting fee was $6,250. On January 1, 2016, and as part of this consulting agreement, the Company issued 26,274,987 shares of Common Shares to the former CEO with a fair value of $44,667.

On February 13, 2016, Poseidon took delivery of the M/V Nikiforos, 1996 built Handymax vessel (45,693 dwt). The Company acquired this vessel pursuant to a Bareboat Charter Party contract with Nikiforos Shipping SA. Poseidon paid $500,000 at November 24, 2015 as a deposit and will pay $1,315 per day, payable in advance every 30 days, or 60 days in arrears for five years commencing on the date of delivery of the vessel. At the conclusion of the five years, Poseidon will have the right to purchase the vessel for $500,010. The Company has recognized this transaction as a capital lease. Please see Note 6 below.

Contingencies

While providing healthcare services in the then ordinary course of its business, the Company became involved in lawsuits and legal proceedings involving claims of medical malpractice related to medical services provided by its affiliated physicians. The Company is currently involved in the settlement stages of one such matter. The accompanying financial statements include an accrual of approximately $94,000 for this matter under the caption liabilities from discontinued operations. This accrual represents the Company’s anticipated deductible on the settlement. The details of this settlement are described more fully below.

Table of Contents	13

In September 2013, the Company became involved in a legal settlement relating to a malpractice claim. As a result of the settlement agreement, the Company agreed to pay a total amount of $500,000, which will be covered by the tail malpractice insurance. The Company has accrued $50,000 for the deductible on the tail malpractice insurance as of March 31, 2016 and December 31, 2015.

Edra Schwartz as the Personal Representative of the Estate of Robert A. Schwartz, Deceased, v. Jason Strong, M.D., Aretha Nelson, M.D. and Inpatient Clinical Solutions, Inc. This matter involves a 66 years old white male who developed a MRSA (methicillin-resistant staphylococcus aureus) infection following a craniotomy to remove a suspected meningioma. The matter alleges (1) failure to properly interpret the brain MRIs preoperatively (this is directed at the radiologist preoperatively), and (2) failure to diagnose a MRSA infection and brain abscess following the craniotomy on May 6, 2009. The patient died on September 24, 2009. The suit commenced October 18, 2011 and the case is pending in the circuit court of the 17 Judicial Circuit in and for Broward County, FL, Case # 11-10485. The claim is for unspecified monetary damages. The Company is defending this case vigorously and, while the claims for damages have not been quantified, the Company does not believe that a negative decision would have a material impact on the Company.

In November 2011, the Company became involved in a legal settlement relating to a malpractice claim for $100,000. As a result of the settlement agreement, the Company agreed to pay a total amount of $100,000. As of March 31, 2016 and December 31, 2015, the remaining balances were approximately $20,000, which are due on November 1, 2016.

In October 2015, the Company became involved in a potential legal settlement relating to a malpractice claim. The Company and the other parties have not entered into a settlement agreement. However, the Company anticipates that the amount will be covered by the tail malpractice insurance. The Company has accrued $25,000 for the deductible on the tail malpractice insurance as of March 31, 2016 and December 31 2015.

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

 The accrued legal settlements are presented as liabilities from discontinued operation in the accompanying balance sheets (see also Note 5 below).

 NOTE 4 – CONCENTRATIONS

Geographic and Employment

The Company operates in the business of maritime transportation and discontinued its interior decorating services. The maritime transportation business is based in Athens, Greece and the Company expects to own, operate and manage a fleet of dry bulk vessels that transport iron ore, coal, grain, steel products, cement, alumina and other dry bulk cargoes internationally.

Revenue and Trade Receivables

During the three months ended March 31, 2016, 100% of revenues from the maritime transportation business were derived from one customer.

At March 31, 2016, 100% of trade receivables were derived from one customer from the maritime transportation business.

NOTE 5 - DISCONTINUED OPERATIONS

In November 2014 management decided to exit the timeshare business, and in January 2016, management decided to exit the interior design business. Accordingly, the Company's current strategy is focused on its maritime transportation business. Accordingly, the financial statements have been presented in accordance with ASC 205-20, Discontinued Operations.

Table of Contents	14

The following table illustrates the reporting of the discontinued operations included in the Statements of Operations for the three months ended March 31, 2016 and March 31, 2015.

	March 31, 2016	March 31, 2015
Interior design and Timeshare revenue:	$—	$81,225
Service cost	—	79,491
Gross Profit	—	1,734

Operating expenses:
General and administrative	38,041	44,434
Total operating expenses	38,041	44,434

Loss from discontinued operations	$(38,041)	$(42,700)

As of March 31, 2016 and December 31, 2015, assets and liabilities from discontinued operations are listed below:

	March 31, 2016	December 31, 2015
Current Assets
Cash	$212,075	$21,239
Trade Receivables, net	—	5,393
Refundable income taxes	—	237,077
Inventories	—	1,816
Total Current Assets from discontinued operations	$212,075	$265,525

Non-Current Assets
Escrow funds	$126,573	$174,965
Other Assets	954	954
Total Non-Current Assets from discontinued operations	$127,527	$175,919
Current Liabilities
Accounts payable and accrued expenses	$—	$5,904
Deferred revenue	5,623	5,623
Accrued legal settlements	94,294	94,294
Total Liabilities from discontinued operations	$99,917	$105,821

NOTE 6 – CAPITAL LEASES

On February 13, 2016, the Company entered into one bareboat charter agreement for the vessel Nikiforos with Nikiforos Shipping SA. The Company has a purchase option to buy the vessel at specific times during the charter. The bareboat charter agreement terminates on February 13, 2021. The Company concluded that it has retained substantially all of the benefits and risks associated with such vessel and has treated the transaction as financing, and classified it as a capital lease in the financial statements.

As of March 31, 2016, the amount of the long term and short term obligations in relation to capital leases is $1,418,834 and $297,993, respectively. See also Note 3 above.

Annual Future Minimum Lease Payments

The annual future minimum lease payments under the capital lease agreement for the vessel described above, assuming that the clauses of the respective lease agreements will be met, are as follows:

Table of Contents	15

Description	Amount
March 31, 2017	$299,995
March 31, 2018	497,580
March 31, 2019	497,580
March 31, 2020	496,791
March 31, 2021	515,195
Total minimum lease payments	2,307,141
Less: Imputed interest	(590,314)
Present value of minimum lease payments	1,716,827
Less Current portion of capitalized lease obligations	(297,993)
Long term capitalized lease obligations	$1,418,834

NOTE 7 – NOTE PAYABLE TO VENDOR

On February 12 2016, the Company issued an unsecured promissory note, amounting to $355,880, for consulting services rendered during the three months ended March 31 2016. This Note, bears an interest rate of 8% per annum and matures on May 30 2016. As services rendered were directly related to the acquisition of the Company’s vessel on February 2016, the Company has capitalized the accrued interest expense for the three months ended March 31 2016, equal to $3,875, and the amount is included under the caption “Leased vessel, net of accumulated depreciation”.

NOTE 8 – TRANSACTIONS WITH NON-RELATED PARTY

Our former CEO, Mrs. Ozzie Bloom was considered a related party to the Company, until the Assets Purchase Agreement with BOSTON CARRIERS LTD became effective on December 31 2015. As of January 1, 2016, former CEO is no longer a related party to the Company, as she holds less than 10% of the issued shares as of May 16 2016, and she is no longer a director of the Company. During the three months ended March 31, 2016, the following transactions took place with former CEO:

i)	In January 1, 2016, the Company issued 26,274,987 shares of Common Shares to former CEO Mrs. Osnah Bloom for consulting services with a fair value of $44,667,
ii)	Amount due to non-related party as of period end, equal to $11,977, mainly refers to $6,000 brought forward, and consultancy fee for the month of March 2016.

NOTE 9 – GOING CONCERN

As reflected in the accompanying consolidated financial statements, the Company had recurring losses from operations, and has an accumulated deficit of $1,218,935 as of March 31, 2016. This raised substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its new business plan. The consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management believes that actions presently being taken to obtain additional funding and implement its strategic plans, including the acquisition of the 1996 built Handymax Vessel (See Note 3 above) provide the opportunity for the Company to continue as a going concern.

NOTE 10 – SUBSEQUENT EVENTS

As described in Note 3 above, effective April 1, 2016, following receipt of approval by the Company’s Board of Directors and by the holder of approximately 92.5% of the Company’s voting power, the Company amended and restated its articles of Incorporation in their entirety. According to the Amended and Restated Articles of Incorporation, the authorized shares of the Company’s Stock, increased to fifty billion two million and one hundred thousand (50,002,100,000). Details on the classes of authorized shares of capital stock are provided in Note 2 above.

Table of Contents	16

Effective April 15, 2016, the Company entered into a Share Subscription Agreement with YP Holdings, LLC, under which the latter subscribed for $50,000 in convertible, redeemable Preferred Shares. The amount of $50,000 has been received in April 2016. As of May 17 2016, the Company has not yet authorized or designated any Preferred shares with the rights and preferences as noted above and the shares have not been issued.

On March 18 2016, Poseidon Navigation Corp., the Company’s wholly-owned subsidiary, issued a Promissory Note to Ray Capital Inc., in the amount $250,000. The note is bearing an interest of 8% per annum and is due on June 30, 2016. The Company has recorded a debt issuance cost of $ 50,000 for the original issue discount at inception date.

Table of Contents	17

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes that appear elsewhere in this report and in our Annual report on Form 10-K for the year ended December 31, 2015.

Cautionary Statement Regarding Forward-Looking Statements

This report may contain forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act, and we intend that such forward-looking statements be subject to the safe harbors created thereby. These forward-looking statements are based on our management’s beliefs and assumptions and on information currently available to our management. Any such forward-looking statements would be contained principally in “Management’s Discussion and Analysis or Plan of Operations” and “Risk Factors”. Forward looking statements include information concerning our possible or assumed future results of operations, business strategies, financing plans, competitive position, industry environment, potential growth opportunities and the effects of regulation. Forward-looking statements include all statements that are not historical facts and can be identified by terms such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “hopes,” “may,” “plans,” “potential,” “predicts,” “projects,” “should,” “will,” “would,” or similar expressions.

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

Overview

Through January 2016, the Company provided interior design services targeting cost-conscious individuals. The business operated under the trade name Integrated Interior Design. The Company earned revenue from providing decorator services which were billed on hourly and per diem rates. The interior design business operated in South Florida. The business provided interior design, interior staging, accompanied shopping, paint color selection, architectural drawing, and other design services.

After the Asset Purchase Agreement with Boston Carriers, Inc., which became effective December 31, 2015, management decided to discontinue the interior design business and provide maritime transportation services. The Company was renamed from Integrated Inpatient Solutions to Boston Carriers, Inc., on March 21, 2016, and at the same time it redomiciled to Marshall Islands. The Company has acquired one vessel, namely Nikiforos, which has been chartered during the three months ended March 31, 2016, to spot voyage charters.

Critical Accounting Policies

Trade Receivables

The Company had $5,393 in accounts receivable from customers of the discontinued design business at December 31, 2015, and the amount is included in Assets from Discontinued Operations. At March 31, 2016 trade receivables from one customer of the maritime transportation business amounted to $33,070.

Table of Contents	18

The determination of contractual and bad debt allowances constitutes a significant estimate. Accounts receivable represent amounts due from customers of maritime transportation services. Trade receivables are recorded and stated at the amount expected to be collected and have been adjusted to reflect the allowance for uncollectible amounts of $0 at March 31, 2016 and December 31, 2015, respectively. Bad debt allowance of the discontinued design business, was $0 and $3,022 at March 31, 2016 and December 31, 2015, respectively and is included in Assets from Discontinued Operations.

Revenue and expense recognition

Revenue and expense recognition policies for spot market voyage charters is as follows:

Spot market voyage revenues are recognized on a pro rata basis based on the relative transit time in each period. The period over which voyage revenues are recognized commences at the time the vessel departs from its last discharge port and ends at the time the discharge of cargo at the next discharge port is completed. The Company does not begin recognizing revenue until a charter has been agreed to by the customer and the Company, even if the vessel has discharged its cargo and is sailing to the anticipated load port on its next voyage. The Company does not recognize revenue when a vessel is off hire. Estimated losses on voyages are provided for in full at the time such losses become evident. Voyage expenses primarily include only those specific costs which are borne by the Company in connection with voyage charters. These expenses principally consist of fuel, canal and port charges which are generally recognized as incurred. Demurrage income represents payments by the charterer to the vessel owner when loading and discharging time exceed the stipulated time in the spot market voyage charter. Demurrage income is measured in accordance with the provisions of the respective charter agreements and the circumstances under which demurrage claims arise and is recognized on a pro rata basis over the length of the voyage to which it pertains. Direct vessel operating expenses are recognized when incurred.

Liquidity and Capital Resources

As of March 31, 2016, we had total current assets of $475,374, consisting primarily of $166,141 in cash and $212,075 of assets from discontinued operations. The Company had total current liabilities as of March 31, 2016 of $2,008,625, consisting mainly of a $1,000,000 stock subscription liability and $896,704 in liabilities to vendors related to the vessel’s acquisition and operations.

We have experienced net losses and working capital deficiencies which are expected to affect our ability to satisfy our obligations. Our cash on hand was $166,141 as of March 31, 2016. Our auditors have expressed substantial doubt about the Company's ability to continue as a going concern. We believe that our expected operations in the maritime transportation business will generate adequate revenue and cash flows from operations in order for us to fund our current projected capital requirements and continue as a going concern for the next twelve months. Presently we have material commitments for capital expenditures, regarding Lease Payments of the Capital Lease agreement for the acquisition of M/V Nikiforos, which took place on February 13, 2016. The total amount of these payments as of March 31, 2016 was $1,716,827, of which $297,993 was due for the year ending March 31, 2017.

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

Results of Operations for the Three Months Ended March 31, 2016 and 2015

Spot and Time Charter Deployment

Table of Contents	19

We seek to employ our vessel in a manner that maximizes fleet utilization and earnings upside through our chartering strategy in line with our goal of maximizing shareholder value and returning capital to shareholders when appropriate, taking into account fluctuations in freight rates in the market and our own views on the direction of those rates in the future. As of March 31, 2016, our leased vessel was employed in the spot market, given our expectation of near- to medium-term increases in charter rates.

A spot market voyage charter is generally a contract to carry a specific cargo from a load port to a discharge port for an agreed upon freight per ton of cargo or a specified total amount. Under spot market voyage charters, we pay voyage expenses such as port, canal and fuel costs. Vessel operating in the spot market generates revenues that are less predictable but may enable us to capture increased profit margins during periods of improvements in bulk carrier rates.

Net Voyage Revenues as Performance Measure

We evaluate performance using net voyage revenues. Net voyage revenues are voyage revenues minus voyage expenses. Voyage expenses primarily consist of port, canal and fuel costs that are unique to a particular voyage. Voyage expenses typically are paid by the vessel owner when a vessel is under a spot charter. We believe that utilizing net voyage revenues neutralizes the variability created by unique costs associated with particular voyages or the manner in which vessel is deployed and presents a more accurate representation of the revenues generated by our vessel.

Our voyage revenues are recognized ratably over the duration of the spot market voyages and the lives of the time charters, while direct vessel operating expenses are recognized when incurred.

We calculate time charter equivalent, or “TCE,” rates by dividing net voyage revenue by total operating days for fleet for the relevant time period. Total operating days for fleet are the total number of days our vessel is in our possession for the relevant period net of off hire days associated with major repairs, drydocking or special or intermediate surveys. We also generate demurrage revenue, which represents fees charged to charterers associated with our spot market voyages when the charterer exceeds the agreed upon time required to load or discharge a cargo. We calculate daily DVOE (as hereinafter defined) and daily general and administrative expenses for the relevant period by dividing the total expenses by the aggregate number of calendar days that the vessel is in our possession for the period including offhire days associated with major repairs, drydocking or special or intermediate surveys.

The following table shows the calculation of net voyage revenues for the three months ended March 31, 2016:

Three months ended March 31, 2016
Income Statement Data:
Voyage revenues	$560,833
Voyage expenses	485,415
Net voyage revenues	$75,418

The table below depicts the performance of our fleet, while the measures utilized are explained below in detail.

Three months ended March 31, 2016
Fleet Data:
Total number of owned vessel at end of period (1)	1
Average number of owned vessels (1)	0.5
Total operating days for fleet (2)	48
Total calendar days for fleet (3)	48
Fleet utilization (4)	100%
Average Daily Results:
Time charter equivalent (5)	$1,571
Direct vessel operating expenses (6)	3,368
General and administrative expenses (7)	4,619
Total vessel operating expenses (8)	7,987

Table of Contents	20

Below are the explanations on the terms used to evaluate our performance.

(1)	Average number of vessels is the number of vessels that constituted our fleet for the relevant period, as measured by the sum of the number of days each vessel was part of our fleet during the period divided by the number of calendar days in that period.
(2)	Total operating days for fleet are the total days our vessel was in our possession for the relevant period net of off hire days associated with major repairs, drydockings or special or intermediate surveys.
(3)	Total calendar days for fleet are the total days the vessel was in our possession for the relevant period including off hire days associated with major repairs, drydockings or special or intermediate surveys.
(4)	Fleet utilization is the percentage of time that our vessel was available for revenue generating voyages, and is determined by dividing total operating days for fleet by total calendar days for fleet for the relevant period.
(5)	Time Charter Equivalent, or “TCE,” is a measure of the average daily revenue performance of a vessel. We calculate TCE by dividing net voyage revenue by total operating days for fleet. Net voyage revenues are voyage revenues minus voyage expenses. We evaluate our performance using net voyage revenues. We believe that presenting voyage revenues, net of voyage expenses, neutralizes the variability created by unique costs associated with particular voyages and presents a more accurate representation of the revenues generated by our vessel.
(6)	Direct vessel operating expenses, which is also referred to as “direct vessel expenses” or “DVOE,” include crew costs, provisions, deck and engine stores, lubricating oil, insurance and maintenance and repairs incurred during the relevant period. Daily DVOE is calculated by dividing DVOE by the total calendar days for fleet for the relevant period.
(7)	Daily general and administrative expense is calculated by dividing general and administrative expenses by total calendar days for fleet for the relevant time period.
(8)	Total Vessel Operating Expenses, or “TVOE,” is a measurement of our total expenses associated with operating our vessel. Daily TVOE is the sum of daily direct vessel operating expenses, and daily general and administrative expenses.

Voyage revenues. Voyage revenues totaled $560,833 for the three months ended March 31, 2016. Our fleet utilization amounted 100% for the three months ended March 31, 2016 due to the fact that major repairs & maintenance, nor drydockings, nor special survey took place in the period.

Voyage expenses. Voyage expenses totaled $485,415 for the three months ended March 31, 2016. All of our voyage expenses relate to spot charter voyages, under which the vessel owner is responsible for voyage expenses such as fuel, canal and port costs. Port and canal costs which represent the largest component of voyage expenses, amounted to $167,568 and $184,350 respectively. These costs can vary depending on the geographic regions in which the vessel operates. Fuel costs amounted to $104,212.

Net voyage revenues. Net voyage revenues, which are voyage revenues minus voyage expenses, totaled $75,418 for the three months ended March 31, 2016. Our average daily TCE rate amounted to $1,571 for the three months ended March 31, 2016.

Direct Vessel Operating Expenses. Direct vessel operating expenses, which include crew costs, provisions, deck and engine stores, lubricating oil, insurance, maintenance and repairs for owned vessel totaled $161,673 for the three months ended March 31, 2016. On a daily basis, direct vessel operating expenses totaled $3,368 for the three months ended March 31, 2016.

General and Administrative Expenses. General and administrative expenses totaled $221,723, for the three months ended March 31, 2016, and they mainly are constituted of management fees of $30,028.

Depreciation. Depreciation includes the depreciation of the vessel, and totaled $18,235 for the three months ended March 31, 2016.

Net Interest Expense. Net interest expense totaled $20,501 for the three months ended March 31, 2016, and it is mainly attributed to imputed interest of the capital lease agreement for the acquisition of M/V Nikiforos.

Table of Contents	21

Contractual Obligations

The Company is a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and is not required to provide the information under this item.

Off Balance Sheet Arrangements

As of March 31, 2016 there were no off balance sheet arrangements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this quarterly report on Form 10-Q, an evaluation was carried out by our managements, with the participation of the Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”) as of March 31, 2016, based on criteria established in Internal Control Integrated Framework issued on 2013 by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reports with the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.

Based on that evaluation, our management concluded, as of the end of the period covered by this report, that our disclosure controls and procedures were effective in recording, processing, summarizing, and report information required to be disclosed, with the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

There have been no changed in our internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f) during the quarter ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on the Effectiveness of Controls

Our management, including our CEO and CFO, does not expect that our Disclosure Controls and internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management or board override of the control.

The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Table of Contents	22

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

While providing healthcare services in the ordinary course of its business, the Company became involved in lawsuits and legal proceedings involving claims of medical malpractice related to medical services provided by its affiliated physicians. The Company is currently involved in the settlement stages of one such matter. The accompanying financial statements include an accrual of $95,000 for this matter under the caption liabilities from discontinued operations. This accrual represents the Company’s anticipated deductible on the settlement. The details of this settlement are described more fully below.

In September 2013, the Company became involved in a legal settlement relating to a malpractice claim. As a result of the settlement agreement, the Company agreed to pay a total amount of $500,000, which will be covered by the tail malpractice insurance. The Company has approximately $50,000 for the deductible on the tail malpractice insurance as of March 31, 2016, and December 31, 2015.

Edra Schwartz as the Personal Representative of the Estate of Robert A. Schwartz, Deceased, v. Jason Strong, M.D., Aretha Nelson, M.D. and Inpatient Clinical Solutions, Inc . This matter involves a 66 year old white male who developed a MRSA (methicillin-resistant staphylococcus aureus) infection following a craniotomy to remove a suspected meningioma. The matter alleges (1) failure to properly interpret the brain MRIs preoperatively (this is directed at the radiologist preoperatively), and (2) failure to diagnose a MRSA infection and brain abscess following the craniotomy on May 6, 2009. The patient died on September 24, 2009. The suit commenced October 18, 2011 and the case is pending in the circuit court of the 17 Judicial Circuit in and for Broward County, FL, Case # 11-10485. The claim is for unspecified monetary damages. The Company is defending this case vigorously and, while the claims for damages have not been quantified, the Company does not believe that a negative decision would have a material impact on the Company.

In November 2011, the Company became involved in a legal settlement relating to a malpractice claim for $100,000. As a result of the settlement agreement, the Company agreed to pay a total amount of $100,000. As of March 31, 2016, and December 31, 2015, the remaining balances were approximately $20,000, which are due in 2016.

In October 2015, the Company became involved in a potential legal settlement relating to a malpractice claim. The Company and the other parties have not entered into a settlement agreement. However, the Company anticipates that the amount will be covered by the tail malpractice insurance. The Company has accrued $25,000 for the deductible on the tail malpractice insurance as of March 31, 2016, and December 31, 2015.

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

The accrued legal settlements are presented as liabilities from discontinued operation in the accompanying balance sheets (see Note 6 above).

ITEM 1A. RISK FACTORS

The Company is a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and is not required to provide the information under this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In January 1, 2016, the Company issued 26,274,987 shares of Common Shares to a consultant for consulting services with a fair value of $44,667.

Table of Contents	23

In January 7, 2016, the Company issued 10,000,000 shares of Common Shares to a law firm for legal services with a fair value of $17,000.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 – MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

ITEM 6.	EXHIBITS

Exhibit No .	Description of Exhibits

31.1	Section 302 Certification of Principal Executive Officer+
31.2	Section 302 Certification of Principal Financial Officer+
32.1	Section 906 Certification of Principal Executive Officer and Principal Financial Officer *
101.INS	XBRL Instance Document +
101.SCH	XBRL Taxonomy Extension Schema Document +
101.CAL	XBRL Taxonomy Calculation Linkbase Document *
101.LAB	XBRL Taxonomy Labels Linkbase Document +
101.PRE	XBRL Taxonomy Presentation Linkbase Document +
101.DEF	XBRL Definition Linkbase Document +

+filed herewith

* furnished herewith

Table of Contents	24

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf by the undersigned, thereunto duly authorized.

BOSTON CARRIERS, INC.

May 19, 2016	By:	/s/ ANTONIOS BERTSOS
Antonios Bertsos
Chief Executive Officer
(Principal Executive Officer
Principal Financial Officer
Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

May 19, 2016	By:	/s/ ANTONIOS BERTSOS
Antonios Bertsos
Chief Executive Officer, Director
(Principal Executive Officer
Principal Financial Officer
Principal Accounting Officer)

May 19, 2016	By:	/s/ HARRIS FRANGOS
Harris Frangos
Director

May 19, 2016	By:	/s/ FRED PIER
Fred Pier
Director

Table of Contents	25